Form 10-Q
period 1999-09-30
RIVIERA BLACK HAWK INC
filed 1999-12-21
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1999
                               -------------------------------------------------
                                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    ----------------------------

                        Commission file number 333-81613

                            Riviera Black Hawk, Inc.
             (Exact name of Registrant as specified in its charter)

        Nevada                                             86-0886265
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                          89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number,
  including area code              (702) 794-9527
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

     As of December 15, 1999, there were 1,000 shares of Common Stock, $.001 par value per share, outstanding.

                            RIVIERA BLACK HAWK, INC.

                                      INDEX

                                                                            Page
                                                                            ----

Condensed Financial Statements

Independent Accountants' Report                                                2

Condensed Balance Sheets at September 30, 1999 (Unaudited) and                 3
December 31, 1998

Condensed Statements of Operations (Unaudited) for the
Three Months and Nine Months ended September 30, 1999                          4

Condensed Statements of Cash Flows (Unaudited) for the
Nine Months ended September 30, 1999 and 1998                                  5

Notes to Condensed Financial Statements (Unaudited)                            6

Management's Discussion and Analysis of financial results and position         9

INDEPENDENT  ACCOUNTANTS'  REPORT

To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., a development stage company, (the "Company") as of September 30, 1999, and the related condensed statements of operations for the three months and nine months ended September 30, 1999 and condensed statements of cash flows for the nine months ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Riviera Black Hawk, Inc. as of December 31, 1998, and the related statements of stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 19, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1998, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

The Company is in the  development  stage at September 30, 1999. As discussed in
Note 1 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining certain regulatory approvals and achieving a level of sales adequate to support the Company's cost structure.

DELOITTE & TOUCHE LLP

November 1, 1999
Las Vegas, Nevada

RIVIERA BLACK HAWK, INC.
(A Development Stage Company)

CONDENSED BALANCE SHEETS
SEPTEMBER 30, 1999 (UNAUDITED) AND DECEMBER 31, 1998
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                               September 30,        December 31,
ASSETS                                            1999                  1998
                                                  ----                  ----
                                               (Unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                   $       415            $       543
  Cash and cash equivalents, restricted            18,255
  Short-term investments, restricted                5,173
  Prepaid expenses                                    487                     73
                                              -----------            -----------
           Total current assets                    24,330                    616

PROPERTY AND EQUIPMENT                             49,317                 27,112

DEFERRED FINANCING COSTS                            3,304

DEFERRED TAX ASSET                                    109                      3

CASH, RESTRICTED                                       -                     407
                                              -----------            -----------
TOTAL                                            $ 77,060              $  28,138
                                              ===========            ===========

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities        $ 5,984                $ 1,210
  Accrued interest expense                          1,918
  Accrued expenses, other                             118                     -
                                              -----------            -----------
           Total current liabilities                8,019                  1,210
                                              -----------            -----------

NONCURRENT LIABILITIES:
  Due to Riviera Holdings Corporation                 -                    6,241
  13% First Mortage Notes                          45,000
  Special improvement district bonds,
       net of undisbursed funds of $780               784                    687
                                              -----------            -----------

       Total noncurrent liabilities                45,784                  6,928
                                              -----------            -----------
       Total liabilities                           53,804                  8,138
                                              -----------            -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY:
  Common stock, $.01 par value; 10,000 shares authorized;
    1,000 shares issued and outstanding
  Additional paid-in capital                       23,459                 20,000
  Accumulated deficit                                (202)                   -
                                              -----------            -----------
           Total stockholder's equity              23,257                 20,000
                                              -----------            -----------
TOTAL                                            $ 77,060               $ 28,138
                                              ===========            ===========

See notes to condensed financial statements.

RIVIERA BLACK HAWK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND
CUMULATIVE  FROM AUGUST 18, 1997
(DATE OF INCEPTION) THROUGH SEPTEMBER 30, 1999 (UNAUDITED) (In thousands)
--------------------------------------------------------------------------------


                                                   Three                  Nine                 Cumulative from
                                                   Months                Months                August 18, 1997
                                                   Ended                 Ended               (Date of Inception)
                                                 September 30,         September 30,        through September 30,
                                                    1999                  1999                       1999
                                                    ----                  ----                       ----
Selling, general and administrative expense      $       (44)          $     (119)                $       (119)
                                                 ------------          -----------                -------------

OTHER INCOME (EXPENSE):

Interest expense                                      (1,725)              (1,918)                      (1,918)
Amortization of deferred finance costs                  (175)                (175)                       (175)
Interest capitalized                                   1,519                1,519                       1,519
Interest income                                          382                  382                         382
                                                 ------------          -----------                -------------

          Total other income (expense)                     1                 (191)                       (191)
                                                 ------------          -----------                -------------


Loss before taxes                                        (43)                (311)                       (311)

Tax benefit                                               15                  109                         109
                                                 ------------          -----------                -------------

Net loss                                         $       (28)          $    (202)                 $      (202)
                                                 ============          ===========                =============



See notes to condensed financial statements.

RIVIERA BLACK HAWK, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
PERIOD FROM AUGUST 18, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND YEAR ENDED DECEMBER 31, 1998 AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED) AND CUMULATIVE FROM AUGUST 18, 1997 (INCEPTION) THROUGH SEPTEMBER 30, 1999 (UNAUDITED) (In thousands)
--------------------------------------------------------------------------------

                                                                                              Cumulative from
                                                             Nine              Nine           August 18, 1997
                                                            Months            Months        (Date of Inception)
                                                             Ended            Ended               through
                                                         September 30,     September 30,       September 30,
                                                             1999              1998                1999
                                                             ----              ----                ----
NET LOSS                                                 $      (202)      $                   $       (202)
                                                         -----------       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                         (14,225)      $     (3,591)            (37,164)
  Decrease (increase) in prepaid expenses                       (414)                                  (487)
  Increase in cash - restricted                              (18,255)                               (18,255)
  Purchase of short-term investments                          (5,173)                                (5,173)
  Deferred financing costs                                    (3,304)                                (3,304)
  Decrease in restricted cash                                    407
  Increase in other assets                                                           (5)
                                                                           ------------

           Net cash used in investing activities             (40,964)            (3,596)            (64,383)
                                                         -----------       ------------        ------------



CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from (payments to) Riviera Holdings
    Corporation                                               (6,241)             2,038
  Proceeds from long-term borrowings                          45,000                                 45,000
  Contribution of paid-in capital                              2,279              2,023              20,000
                                                         -----------       ------------        ------------

           Net cash provided by financing activities          41,038              4,061              65,000
                                                         -----------       ------------        ------------

INCREASE IN CASH AND
  CASH EQUIVALENTS                                              (128)               465                 415

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                   543                 49
                                                         -----------       ------------        ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $       415       $        515        $        415
                                                         -----------       ------------        ------------

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION
  Property and equipment purchased using accounts
      payable and accrued liabilities                    $     4,892       $      1,194        $      6,102
                                                         -----------       ------------        ------------

  Property acquired using special improvement
      district bonds                                     $        97                           $        784
                                                         -----------                           ------------

Capitalized interest contributed by
  Riviera Holdings Corporation                           $     1,180       $      1,394        $      3,459
                                                         -----------       ------------        ------------

Capitalized interest, Other                              $     1,519                           $      1,519
                                                         -----------                           ------------
Cash paid for interest                                   $                                     $
                                                         -----------                           ------------


See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

On August 18, 1997 (date of inception), Riviera Black Hawk, Inc. (the "Company" or "RBH") was formed. The Company is a wholly owned subsidiary of Riviera Holdings Corporation. The Company is a development stage enterprise that has not commenced operations and will not commence operations until acceptable financing is obtained, the casino is constructed, and gaming licenses are obtained. The principal purpose of the Company is to develop a casino and entertainment complex in Black Hawk, Colorado, which is anticipated to open in the first quarter of 2000. The Company is constructing this casino in Black Hawk, Colorado, on a site that was purchased for $15.1 million in August 1997.

Nature of Operations
--------------------

The primary line of business of the Company is the development and then operation of the Riviera Black Hawk Casino in Black Hawk, Colorado.

Casino operations are subjec.t to extensive regulation in the State of Colorado by the Gaming Control Board and various other state and local regulatory agencies.

Principles of Presentation
--------------------------

The financial information at September 30, 1999 and for the three months and nine months ended September 30, 1999 and 1998 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that will be achieved for the entire year, nor once the property is operational.

These financial statements should be read in conjunction with the S-4 dated November 5, 1999.

Estimates and Assumptions
-------------------------

The preparation of condensed financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include accrued liabilities. Actual results may differ from estimates.

Cash and cash equivalents and short term investments - restricted
-----------------------------------------------------------------

Amounts related to the Riviera Black Hawk casino project in Black Hawk, Colorado are restricted in use to that project or for the related 13% First Mortgage Notes interest payments.

Short term investments - restricted
-----------------------------------

The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held to maturity, trading, or available for sale.

Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. Held-to-maturity securities are carried at amortized cost. At September 30, 1999, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and repurchase agreements, with an amortized cost of $5,119,000 maturing in three months or more.

Recently Issued Accounting Standards
------------------------------------

The Financial Accounting Standards Board recently issued FAS No. 137, `Deferral of FAS 133 Accounting for Derivatives' which delays the implementation of that pronouncement to September 15, 2000. The Company has not determined what effect, if any, that FAS 133 may have on its results of operations

2.  DEBT AND RELATED DEFERRED FINANCING COSTS

On June 3, 1999, the Company, closed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement will be used to fund the completion of RBH's casino project in Black Hawk, Colorado. The parent of RBH, Riviera Holdings Corporation, has not guaranteed the $45 million RBH Notes, but has agreed to a "Capital Completion Commitment" of up to $10 million and a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of RBH operations to cover if (i) the $5.85 million interest on such Notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million in any of the first three years. Pursuant to a deposit account agreement, dated as of June 3, 1999, among Bank of America as deposit bank, Riviera Holdings Corporation and First American Title Insurance Company, Riviera Holdings Corporation has deposited $5.0 million to insure First American against mechanics lien claims against the Black Hawk property. If no mechanics liens are outstanding 30 days after the casino opens, the $5.0 million deposit will be returned to Riviera Holdings Corporation.

The notes were  issued at a cost in the  amount of $3.5  million.  The  deferred
financing   costs  are  being  amortized  over  the  life  of  the  notes  on  a straight-line basis which approximates the effective interest method.

The 13% First Mortgage Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% Notes without a refinancing.

The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At September 30, 1999, the Company believes that it is in compliance with the covenants.

3.  COMMITMENTS AND CONTINGENICIES

The Company is constructing a casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of September 30, 1999 Riviera Holdings Corporation had made $20.0 million in cash contributions to RBH (excluding capitalized interest).

In July 1999, the Company, committed to a $11.1 million capital lease line for 60 months at approximately 11.2% for gaming equipment , furniture and fixtures at the Black Hawk, Colorado casino. Management believes that these financial arrangements along with the $45 million First Mortgage Notes will be sufficient to construct and open the casino.

The Company is unaware of any legal proceedings as of September 30, 1999.

Management's discussion and analysis of financial results and position
----------------------------------------------------------------------

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998
--------------------------------------------------------------------

Other Operating Expenses
------------------------

General and administrative expenses increased $44,000, in the third quarter of 1999. These expenses increased to reflect the Company's pre opening expenses.

Other Income (Expense)
---------------------

Interest expense (net of capitalized interest) on the $45 million notes of $206,000, was recorded in third quarter of 1999 due to the issuance of 13% First Mortgage Notes on the Black Hawk, Colorado, project effective June 3, 1999. Interest income, on investments from the as yet unused proceeds of the 13% First Mortgage Notes, was $382,000.

Capitalized interest for the third quarter of 1999 was $1,214,000 on the project compared to $510,000 in 1998. The increase is the result of higher amounts of fixed assets on which capitalized interest is determined.

Net Income (Loss)
----------------

The Net Loss increased by $28,000 for the three months ended September 30, 1999 due to matters discussed above.

Nine Months Ended September 30, 1999 Compared to Nine Months
Ended September 30, 1998
------------------------------------------------------------

Other Operating Expenses
-----------------------

General and administrative expenses increased $119,000, in 1999. These expenses increased to reflect the Company's recognition of pre opening expenses.

Other Income (Expense)
---------------------

Capitalized interest for the first nine months of 1999 was $2,699,000 on the casino project of which $1,180,000 is a capital contribution from Riviera Operating Corporation, while $1,519,000 is recorded on the Riviera Black Hawk income statement. In 1998 capitalized interest was $2,047,000. The increase is the result of higher amounts of fixed assets on which capitalized interest is determined and the effective higher interest rate related to the 13% $45 million First Mortgage Notes.

Net Income (Loss)
----------------

The Net Loss increased by $202,000 for the nine months ended September 30, 1999 due matters discussed above.

Liquidity and Capital Resources
-------------------------------

At September 30, 1999, the Company had cash and short term investments of $23.8 million, for the Black Hawk project. The Company had working capital of $16.3 million and shareholders equity of $23.2 million. The cash and short term investments increased during the first nine months of 1999 as a result of the private placement of $45 million Riviera Black Hawk, Inc. first mortgage bonds in June 1999.

The Company is in the development stage and has not generated net cash from operating activities. Management believes that the $23.8 million in cash and short term investments, the equipment financing and the commitments from Riviera Holdings Corporation will be sufficient to cover the Company's investment in budgeted capital expenditures for 1999 including completion of the Black Hawk casino development and the working capital requirements to operate the casino for the first twelve months of operations.

Cash flow from operations is not expected to be sufficient to pay 100% of the principal of the 13% Notes at maturity on May 1, 2005. Accordingly, the ability of the Company to repay the 13% Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company will be able to refinance the principal amount of the 13% Notes at maturity. At any time prior to May 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 13% notes issued under the indenture at a redemption price of 113% of the principal amount. On or after May 1, 2002, the Company may redeem all or a part of the notes at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 13% Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 10% Notes without a refinancing.

The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to :
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At September 30, 1999, the Company believes that it is in compliance with the covenants.

In August 1997, the Company purchased approximately 70,000 square feet of land in Black Hawk, Colorado, which is entirely zoned for gaming. The Company is constructing a casino containing 1,000 slot machines, 14 table games, a 520-space covered parking garage, and entertainment and food service amenities. Management intends to finance the remainder of the project with a portion of the unused proceeds from the 13% First Mortgage Notes and equipment leases. The casino is scheduled to open in January 2000. As of September 30, 1999, the company had received investments of $20.0 million in cash from its parent, Riviera Operating Corporation for the casino project and the total project costs to date including capitalized interest were $49.3 million.


Year 2000
---------

In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation is generally referred to as the "Year 2000 Problem". If such situation occurs, the potential exists for computer system failures or miscalculations by computer programs, which could disrupt operations.

The Company has conducted a comprehensive review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and is in the process of modifying or replacing those systems which are not Year 2000 compliant. Based upon this review, management believes such systems will be compliant by mid-calendar 1999. However, if modifications are not made or not completed timely, the Year 2000 Problem could have a significant impact on the Company's operations.

All costs related to the Year 2000 Problem are expensed as incurred, while the cost of new hardware and software is capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance have not been and are not anticipated to be material to the Company's financial position or results of operations. As of September 30, 1999, the Company has incurred costs of approximately $2,000 (primarily for analysis by internal labor) related to the system applications and anticipates spending an additional $5,000 to become Year 2000 compliant. The estimated completion date and remaining costs are based upon management's best estimates, as well as third party modification plans and other factors. However, there can be no guarantee that such estimates will occur and actual results could differ.

In addition, the Company has communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 Problem and the Company's possible exposure to Year 2000 issues of such third parties. The Company, through correspondence from major vendors or statements obtained at Year 2000 disclosure sites of major vendors, has been advised that such vendors' software or products are either Year 2000 compliant or should be Year 2000 compliant before December 31, 1999. However, there can be no guarantee that the systems of other companies, which the Company's systems may rely upon, will be timely converted or representations made to the Company by these parties are accurate. As a result the failure of a major vendor or supplier to adequately address their Year 2000 Problem could have a significant adverse impact on the Company's operations.

As a result of various external risk factors, the Company could be adversely impacted and the effect could be material regardless of the readiness of its own systems. The most reasonable worst case scenario - If one or more of the Company's utility providers (of electric, natural gas, water, sewer) experiences Year 2000 problems that impact their ability to provide their services the operations of the Company could be adversely impacted. Furthermore, disruption of services for any of the markets for the Company's customers could result in an adverse change in customer visits from the affected market. - Automobile traffic to and from the Black Hawk/Central City market could be disrupted by Year 2000 problems, which would limit the ability of potential customers to visit the property. - The possible long term disruption of banking services due to Year 2000 problems could ultimately impair the Company's daily financial transactions, including the deposit of monies and processing of checks. Furthermore, credit card processing and customers' access to cash via automated teller machines could also be disrupted. In the event of these types of disruption, the Company intends to provide minimal services to its customers and assist them, if possible, with transportation to the metropolitan Denver area as hotel facilities are extremely limited in the Black Hawk/Central City area.

The Company has developed, and continues to update and revise, contingency plans to address the identified risks. However, given the nature of many of the external risk factors, the Company does not believe viable alternatives would be available. For example, the Company cannot develop a meaningful contingency plan to address a disruption in airline service. Consequently, the occurrence of any of the aforementioned disruptions could, depending upon their severity and duration, have a material adverse impact on operating results.

Forward Looking Statements
--------------------------

The Private Securities Litigation Reform Act of 1997 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           RIVIERA BLACK HAWK, INC.


                                           By: /s/ William L. Westerman
                                           William L. Westerman
                                           Chairman of the Board and
                                           Chief Executive Officer

                                           By: /s/ Duane Krohn
                                           Duane Krohn
                                           Treasurer and
                                           Chief Financial Officer


                                           Date: December 17, 1999