Form 10-K
period 1999-12-31
RIVIERA BLACK HAWK INC
filed 2000-03-30
CIK 1089508

====================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     The Registrant  meets the conditions set forth in General  Instruction I(1)
-------------------------------------------------------------------------------
(a) and (b) of Form 10-K and is  therefore  filing  this  Form with the  reduced
-------------------------------------------------------------------------------
disclosure format.
-----------------

           (Mark One)
     [X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 1999

     [ ] Transition report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the transition period from -------- to ---------
                        Commission file number 333-8163
                            RIVIERA BLACK HAWK, INC.
               (Exact name of Registrant as specified in its charter)

Colorado                                                 IRS Employer ID Number
---------------------                                    (88-0886265)
(State of Incorporation)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                        89109
----------------------------------------                               --------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (702) 794-9527
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----
Securities registered pursuant to Section 12(g) of the Act:  None
                                                             ----

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X    NO
    -----    ------

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or amendment to this Form 10-K.

           The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of February 28, 2000 the number of outstanding shares of the Registrant's Common Stock was 1,000.

Documents incorporated by reference:


     ====================================================================
                                 Page 1 of 29 Pages
                       Exhibit Index Appears on Page 28 hereof.

                            RIVIERA BLACK HAWK, INC.
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

Item 1.   Business................................................................................................3
           General ...............................................................................................3
           The Riviera Black Hawk Casino..........................................................................3
           Geographical Markets...................................................................................4
           Competition............................................................................................5
           Employees and Labor Relations..........................................................................6
           Regulation and Licensing...............................................................................6
           Federal Registration..................................................................................11

Item 2.   Property...............................................................................................11

Item 3.   Legal Proceedings......................................................................................11

Item 4.   Submission of Matters to a Vote of Security Holders....................................................11

Item 5.   Market for the Registrant's Common Stock and Related Security Holder Matters...........................11

Item 6.   Selected Financial Data................................................................................12


Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..................12
             Results of Operations...............................................................................12
             Liquidity and Capital Resources.....................................................................12
             Recently Adopted Accounting Standards...............................................................12
             Recently Issued Accounting Standards................................................................13
             Year 2000 ..........................................................................................13
             Forward Looking Statements..........................................................................13

Item 7a.  Quantitative and Qualitative Market Risk Disclosure....................................................14

Item 8.   Financial Statements ..................................................................................14

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................14

Item 10.  Directors and Executive Officers of the Registrant (not applicable)....................................14

Item 11.  Executive Compensation (not applicable)................................................................14

Item 12.  Security Ownership of certain Beneficial Owners and Management (not applicable)........................14

Item 13.  Certain Relationships and Related Transactions ........................................................15

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K.........................................15

          PART I

General

     Riviera Black Hawk, Inc., a Colorado corporation,formed on August 18, 1997 is wholly owned by Riviera Operating Corporation, a Nevada corporation, which is, in turn, wholly owned by Riviera Holdings Corporation, a Nevada corporation. Riviera Holdings Corporation, through its wholly owned subsidiary, Riviera Operating Corporation, owns and operates the Riviera Hotel & Casino (Riviera Las Vegas) located on "The Strip" Las Vegas Boulevard in Las Vegas, Nevada. Opened in 1955, the Riviera Las Vegas has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming, entertainment and other amenities. The Company is a development stage enterprise at December 31, 1999 that had not commenced operations. Riviera Black Hawk, Inc. (Riviera Black
Hawk) operates a limited-stakes casino in Black Hawk, Colorado which opened on February 4, 2000. Riviera Gaming Management of Colorado, Inc. an indirect wholly owned subsidiary of Riviera Holdings Corporation will manage the casino through a subsidiary.

           Riviera Black Hawk is located at the entrance of the City of Black Hawk, Colorado, about forty miles west of Denver and is one of the first casinos encountered when traveling from Denver to the Black Hawk/Central City market. It is located on the corner of Mill and Main Street, across from Colorado Central Station, which has been the most successful casino in Colorado. In addition, Riviera Black Hawk is located across the street from the Isle of Capri Casino, which is of similar size to our casino in terms of gaming positions. Riviera Black Hawk offers parking for 520 vehicles, of which 92% are covered, with convenient and free self-park and valet options.

Gaming

           Riviera Black Hawk has 30,000 square feet of casino space. The casino has approximately 1,000 slot machines and 12 gaming tables, including blackjack, three card poker, Let It Ride(R) and Bonus 6(R).

Restaurants

           The quality, value and variety of food served are critical to attracting Black Hawk visitors. Riviera Black Hawk offers one restaurant, the Red Rose, a full-service, casual dining restaurant located on the second floor of the facility with a seating capacity of up to 265 people. The flexible design of the restaurant allows for the conversion of a portion of the dining area into private seating for up to 88 people for private parties and special events. In addition to the restaurant, our casino also includes two bars, one located in the entertainment area and the other one on the casino floor. There is also a coffee bar, the Coffee Bean, on the ground floor near valet parking.

Entertainment

     Riviera Black Hawk includes a 7,000 square feet, multi-use entertainment center located on the second level of the facility with the capacity to seat approximately 500 people. This is one of the largest facilities in the Black Hawk market enabling us to feature entertainment performances and special events. When not in use, the entertainment center is available for meetings, parties and other promotional events.

Marketing strategy

     The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited market growth. Subsequently, larger casinos offering such amenities have entered the market, have been gaining market share and have contributed to the consistent growth in the overall market. As of December 31, 1999, there were 30 casinos in the Black Hawk/Central City market, with eight casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,100 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device.

           We plan to attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In doing so, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, including free slot tournaments and parties. We have used the Player's Club promotion in our casino in Las Vegas and, in our capacity as manager of the Riviera Black Hawk, are tailoring it for the Black Hawk/Central City market to implement at our casino. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

           We believe that we will benefit from strong "walk-in" traffic due to the proximity of our casino to the Colorado Central Station and the Isle of Capri Casino. We intend to develop specific marketing programs designed to attract these "walk-in" customers. We emphasize quality food and beverage amenities with customer friendly service as a marketing tool. In addition, we will provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups.

           We will utilize proven database marketing techniques previously implemented by our casino in Las Vegas. We plan to rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We will use the current database maintained by Riviera Las Vegas to identify and stratify slot players living in Colorado for appropriate incentives. Approximately 7,500 of these slot players have been identified as of December 31, 1999. In addition, we will promote our casino by advertising in newspapers and on billboards in the local areas.

Geographical Markets

The Black Hawk/Central City Market

     Gaming was first introduced to the Black Hawk/Central City market in October 1991 following a state-wide referendum where Colorado voters approved limited stakes gaming for three historic mining towns - Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of five dollars. Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about ten miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, many of the former tourist-related businesses have been displaced by gaming establishments.

           The first casino in the Black Hawk/Central City market was opened in October 1991 with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 30 as of December 31, 1999.

           The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. An estimated adult population exceeding 2.3 million people reside within this 100-mile radius of Black Hawk. In addition, residents within a 100 mile radius of the City of Black Hawk had an estimated average household income in excess of $50,000 per annum in 1999.

           Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 33.9% from 7,252 devices in 1992 to 9,711 devices in 1999. The total number of slot machines has increased 34.9% since 1992 to 9,555 in 1999 while the total number of tables in the market has decreased with 156 tables in the market at the end of 1999. Win per gaming device per day has continued to grow despite the increase in the number of gaming devices.

           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. Due to this superior location, larger casino operators have focused on building in the City of Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons. These factors have contributed to growth in Black Hawk gaming revenues at a compound annual rate of 29% since 1992 compared to a more moderate growth for Central City of 5% over the same period. The number of slot machines and tables in the City of Black Hawk have increased 119% and 41%, respectively since 1992, while the number of slot machines and tables in Central City have declined 39% and 57%, respectively over the same period.

           The City of Black Hawk experienced a 30% increase in gaming revenue in 1999, the greatest of any gaming venue in the United States.

     The information contained in this discussion of the Black Hawk/ Central City market was derived from publicly available data, except where stated otherwise. While we believe these sources are reasonably reliable, no assurances can be made regarding the accuracy of such information.

Competition

           The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 1999 there were 19 gaming facilities in the Black Hawk market with seven casinos each offering more than 400 gaming positions. The "Mardi Gras" casino opened in March 2000 and features over 600 slot machines. In addition, Isle of Capri is constructing a hotel addition to its casino. Other projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

           We expect that the gaming facilities near the intersection of Main and Mill Streets will provide significant competition to our casino. Colorado Central Station, which has been the most successful casino in Colorado, is located across the street from our casino and has approximately 700 slot machines, 20 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, operated by Casino America, which opened in December 1998, is located directly across the street from our casino and features approximately 1,100 slot machines, 14 table games and 1,100 parking spaces, and had an extremely successful first year of operation.

           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 170, with only two gaming facilities providing hotel accommodations to patrons. These include Harvey's Wagon Wheel Casino Hotel with approximately 120 rooms and the Lodge at Black Hawk with approximately 50 rooms. In addition, the Isle of Capri Casino began construction in 1999 of an approximately 235 room hotel on top of its recently completed casino. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.

           Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. Central City has proposed the development of a road directly connecting Central City and Black Hawk with Interstate 70 which would allow customers to reach Central City without driving by or through Black Hawk. There remain significant financial and legal obstacles to the development of this road and it is uncertain whether it will be developed over the near to intermediate term, or developed at all.

           Currently, limited stakes gaming in Colorado is constitutionally authorized in Central City, Black Hawk, Cripple Creek and two Native American reservations in southwest Colorado. However, gaming could be approved in other Colorado communities in the future. The legalization of gaming closer to Denver would likely have a material adverse effect on our future results of operations. We also compete with other forms of gaming in Colorado, including lottery gaming, and horse and dog racing as well as other forms of entertainment.

           It is also possible that new forms of gaming could compete with our casino. Currently, Colorado law does not authorize video lottery terminals. However, Colorado law permits the legislature, with executive approval, to authorize new types of lottery gaming, such as video lottery terminals. Video lottery terminals are games of chance, similar to slot machines, in which the player pushes a button that causes a random set of numbers or characters to be displayed on a video screen. The player may be awarded a ticket, which can be exchanged for cash or credit play. This form of gaming could compete with slot machine gaming.

     Pursuant to a license agreement, Riviera Holdings Corporation licensed the use at the Black Hawk casino of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

           Riviera Black Hawk opened on February 4, 2000 with approximately 450 employees and plans to maintain that employee level. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level. There are currently no collective bargaining agreements in Black Hawk casinos.

Regulation and Licensing

Colorado

Colorado Gaming and Liquor Regulation

Summary

         In general , Riviera Black Hawk, our principal executive officers and those of Riviera Holdings, and any of our employees who are involved in our gaming operations, are required to be found suitable for licensure by the Colorado Gaming Commission. Colorado also requires that significant stockholders of 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's retail gaming license was approved by the Colorado Gaming Commission on November 18, 1999.

Background

           Pursuant to an amendment to the Colorado Constitution, limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Limited stakes gaming means a maximum single bet of five dollars on slot machines and in the card games of blackjack and poker.

           Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and which conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Amendment also prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m., and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.

           Further, the Colorado Amendment provides that, in addition to any other applicable license fees, up to a maximum of 40% of the total amounts wagered less payouts to players may be payable by a licensee for the privilege of conducting limited stakes gaming. Such percentage is to be established by the Colorado Commission on July 1 annually.

     The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited stakes gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other approval has any right to a license or to the granting of the approval sought. Any license issued or other commission approval granted pursuant to the provisions of this Article is a revocable privilege, and no holder acquires any vested rights therein.

Regulatory Structure

           The Colorado Act subjects the ownership and operation of limited stakes gaming facilities in Colorado to extensive licensing and regulation by the Colorado Commission. The Colorado Commission has full and exclusive authority to promulgate, and has promulgated, rules and regulations governing the licensing, conducting and operating of limited stakes gaming. The Colorado Act also created the Colorado Division of Gaming within the Colorado Revenue Department to license, regulate and supervise the conduct of limited stakes gaming in Colorado. The division is supervised and administered by the Director of the Division of Gaming.

Gaming licenses

The Colorado Commission may issue:

slot machine manufacturer or distributor,

operator,

retail gaming,

support and

key employee gaming licenses.

           The first three licenses require annual renewal by the Colorado Commission. Support and key employee licenses are issued for two year periods and are renewable by the Division Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

           An applicant for a gaming license must complete comprehensive application forms, pay required fees and provide all information required by the Colorado Commission and the Division of Gaming. Prior to licensure, applicants must satisfy the Colorado Commission that they are suitable for licensing. Applicants have the burden of proving their qualifications and must pay the full cost of any background investigations. There is no limit on the cost of such background investigations.

           Gaming employees must hold either a support or key employee license. Every retail gaming licensee must have a key employee licensee in charge of all limited stakes gaming activities when limited stakes gaming is being conducted. The Colorado Commission may determine that a gaming employee is a key employee and, require that such person apply for a key employee license.

           A retail gaming license is required for all persons conducting limited stakes gaming on their premises. In addition, an operator license is required for all persons who engage in the business of placing and operating slot machines on the premises of a retailer. However, a retailer is not required to hold an operator license. No person may have an ownership interest in more than three retail gaming licenses. A slot machine manufacturer or distributor license is required for all persons who manufacture, import and distribute slot machines in Colorado.

           The Colorado Regulations require that every officer, director, and stockholder of private corporations or equivalent office or ownership holders for non-corporate applicants, and every officer, director or stockholder holding either a 5% or greater interest or controlling interest of a publicly traded corporation or owners of an applicant or licensee shall be a person of good moral character and submit to a full background investigation conducted by the Division of Gaming and the Colorado Commission. The Colorado Commission may require any person having an interest in a license to undergo a full background investigation and pay the cost of investigation in the same manner as an applicant.

           Persons found unsuitable by the Colorado Commission may be required immediately to terminate any interest, association, or agreement with or relationship to a licensee. A finding of unsuitability with respect to any officer, director, employee, associate, lender or beneficial owner of a licensee or applicant also may jeopardize the licensee's license or the applicant's application. A license approval may be conditioned upon the termination of any relationship with unsuitable persons. A person may be found unsuitable because of prior acts, associations or financial conditions. Acts that would lead to a finding of unsuitability are those that would violate the Colorado Act or the Colorado Regulations or that contravene the legislative purpose of the Colorado Act.

Duties of licensees

           An applicant or licensee must report to the Division of Gaming or Colorado Commission all leases not later than 30 days after the effective date of the lease. Also, an applicant or a licensee, upon the request of the Colorado Commission or the Division Director, must submit copies of all written gaming contracts and summaries of all oral gaming contracts to which it is or intends to become a party. The Division Director or the Colorado Commission may require changes in the lease or gaming contract before an applicant is approved or participation in such agreement is allowed or may require termination of the lease or gaming contract.

           The Colorado Amendment and the Colorado Regulations require licensees to maintain detailed records that account for all business transactions. Records must be furnished upon demand to the Colorado Commission, the Division of Gaming and other law enforcement authorities. The Colorado Regulations also establish extensive playing procedures and rules of play for poker, blackjack and slot machines. Retail gaming licenses must adopt comprehensive internal control procedures. Such procedures must be approved in advance by the Division of Gaming and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming devices may be used in limited stakes gaming without the approval of the Division Director or the Colorado Commission.

           Licensees have a continuing duty to immediately report to the Division of Gaming the name, date of birth and social security number of all persons who obtain an ownership, financial or equity interest in the licensee of 5% or greater, who have the ability to control the licensee, who have the ability to exercise significant influence over the licensee or who loan any money or other thing of value to the licensee. Licensees must report to the Division of Gaming all gaming licenses, and all applications for gaming licenses, in foreign jurisdictions.

           With limited exceptions applicable to licensees that are publicly traded entities, no person may sell, lease, purchase, convey or acquire any interest in a retail gaming or operator license or business without the prior approval of the Colorado Commission.

           All agreements, contracts, leases, or arrangements in violation of the Colorado Amendment, the Colorado Act or the Colorado Regulations are void and unenforceable.

Taxes, fees and fines

           The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation. Effective July 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months. Currently, the gaming tax is:

 .25% on the first $2 million of these amounts;

2% on amounts from $2 million to $4 million;

4% on amounts from $4 million to $5 million;

11% on amounts from $5 million to $10 million;

16% on amounts from $10 million to $15 million; and

20% on amounts over $15 million.

           The Colorado Commission has eliminated the annual device fee for gaming device machines, blackjack tables and poker tables.

           The municipality of Black Hawk assesses an annual device fee of $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $102 per device and a transportation authority device fee of $77.04 per device also may apply depending upon the location of the licensed premises in Black Hawk. The current annual business improvement fee is $89.04.

     Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. There can be no assurance that tax rates or fees applicable to our casino will not be increased in the future, either by the Colorado electorate, legislation or action by the Colorado Commission, reducing the profitability of our operations. Additionally, from time to time, some federal legislators have proposed the imposition of a federal tax on gaming revenues. Any such tax increase or new tax would reduce our cash flow and could have a material adverse effect.

           Violation of the Colorado Gaming Act or the Colorado Regulations constitutes a class 1 misdemeanor which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Gaming Act or Colorado Regulations is subject to suspension of the license for a period of up to six months, fines, or both or to license revocation.

Requirements for publicly traded corporations

           The Colorado Commission has enacted Rule 4.5, which imposes requirements on publicly traded corporations holding gaming licenses in Colorado and on gaming licenses owned directly or indirectly by a publicly traded corporation, whether through a subsidiary or intermediary company. The term "publicly traded corporation" includes corporations, firms, limited liability companies, trusts, partnerships and other forms of business organizations. Such requirements automatically apply to any ownership interest held by a publicly traded corporation, holding company or intermediary company thereof, where the ownership interest directly or indirectly is, or will be upon approval of the Colorado Commission, 5% or more of the entire licensee. In any event, if the Colorado Commission determines that a publicly traded corporation, or a subsidiary, intermediary company or holding company has the actual ability to exercise influence over a licensee, regardless of the percentage of ownership possessed by said entity, the Colorado Commission may require the entity to comply with the disclosure regulations contained in Rule 4.5.

           Under Rule 4.5, gaming licensees, affiliated companies and controlling persons commencing a public offering of voting securities must notify the Colorado Commission no later than ten business days after the initial filing of a registration statement with the Securities and Exchange Commission. Licensed publicly traded corporations are also required to send proxy statements to the Division of Gaming within 5 days after their distribution. Licensees to whom Rule 4.5 applies must include in their charter documents provisions that: restrict the rights of the licensees to issue voting interests or securities except in accordance with the Colorado Gaming Act and the Colorado Regulations; limit the rights of persons to transfer voting interests or securities of licensees except in accordance with the Colorado Gaming Act and the Colorado Regulations; and provide that holders of voting interests or securities of licensees found unsuitable by the Colorado Commission may, within 60 days of such finding of unsuitability, be required to sell their interests or securities back to the issuer at the lesser of the cash equivalent of the holders' investment or the market price as of the date of the finding of unsuitability. Alternatively, the holders may, within 60 days after the finding of unsuitability, transfer the voting interests or securities to a suitable person, as determined by the Colorado Commission. Until the voting interests or securities are held by suitable persons, the issuer may not pay dividends or interest, the securities may not be voted, they may not be included in the voting or securities of the issuer, and the issuer may not pay any remuneration in any form to the holders of the securities.

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of

5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter language provisions or

5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as qualifying persons, shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

           A qualifying person who is an institutional investor under Rule 4.5 and who individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

           The  Colorado   Regulations  also  provide  for  exemption  from  the
requirements for a finding of suitability when the Colorado Commission finds such action to be consistent with the purposes of the Colorado Act.

           Pursuant  to Rule  4.5,  persons  found  unsuitable  by the  Colorado
Commission must be removed from any position as an officer, director, or employee of a licensee, or from a holding or intermediary company. Such unsuitable persons also are prohibited from any beneficial ownership of the voting securities of any such entities. Licensees, or affiliated entities of licensees, are subject to sanctions for paying dividends or distributions to persons found unsuitable by the Colorado Commission, or for recognizing voting rights of, or paying a salary or any remuneration for services to, unsuitable persons. Licensees or their affiliated entities also may be sanctioned for failing to pursue efforts to require unsuitable persons to relinquish their interest. The Colorado Commission may determine that anyone with a material relationship to, or material involvement with, a licensee or an affiliated company must apply for a finding of suitability or must apply for a key employee license.

Alcoholic Beverage Licenses

           The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses. Violation of state alcoholic beverage laws may constitute a criminal offense resulting in incarceration, fines or both.

           There are various classes of retail liquor licenses which may be issued under the Colorado Liquor Code. A gaming licensee may sell malt, vinous or spirituous liquors only by the individual drink for consumption on the premises. Even though a retail gaming licensee may be issued various classes of retail liquor licenses, such gaming licensee may only hold liquor licenses of the same class. An application for an alcoholic beverage license in Colorado requires notice, posting and a public hearing before the local liquor licensing authority prior to approval of the same. The Colorado Department of Revenue's Liquor Enforcement Division must also approve the application. Riviera Black Hawk's hotel and restaurant license has been approved by both the local licensing authority and the State Division of Liquor Enforcement.

Federal Registration

     Riviera Black Hawk, Inc. is required to annually file with the Attorney General of the United States in connection with the sales, distribution, or operations of slot machines. All requisite filings for the present year have been made.

Item 2.    Property

     Riviera Black Hawk owns the Black Hawk land, which is located on a 71,000 square foot parcel of real property in Black Hawk, Colorado and comprised of approximately 32,000 square feet of gaming space and parking for approximately 520 vehicles (substantially all of which are covered), a 265 seat casual dining restaurant, two bars and an entertainment center with seating for approximately 500 people.

Item 3.    Legal Proceedings

           We may be a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of our operations.


Item 4.    Submission of Matters to a Vote of Security Holders

           Not applicable.


           PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters
           Not applicable.

Item 6.           Selected Financial Data

                  Not applicable

     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations

           Riviera Black Hawk, opened for business on February 4, 2000. Results from Operations will be discussed in the Form 10Q for the period ending March 31, 2000. Preopening expenses for the year ending December 31, 1999, totaled $595,000 including payroll, rent, travel and other expenses. Interest expense not capitalized during construction was $606,000 during 1999. There were no operating expenses in 1998 or 1997.

     As of December 31, 1999, Riviera Holdings Corporation contributed $15.1 million to acquire land for the casino in Black Hawk and $4.9 million in cash for developing the land for the casino, for a total cash capital contribution of $20 million.

     Future operating results are subject to significant business, economic, regulatory and competitive uncertainties and contingencies, many of which are beyond our control. We believe that the Riviera Black Hawk will be able to attract a sufficient number of patrons and achieve the level of activity and revenues necessary to permit us to meet our obligations. However, there can be no assurance that we will be able to achieve these results.

Liquidity and Capital Resources

     The Company had cash and short term investments of $11.8 million at December 31, 1999. Restricted cash and cash equivalents totaled $7.1 million and restricted short-term investments totaled $2.8 million. Restricted amounts are for use in the completion of the Black Hawk casino project and for the related 13 percent First Mortgage Notes interest payments. Management believes that cash flow from operations combined with the $11.8 million cash and short term investments will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months including completion of the Black Hawk casino development.

     On June 3, 1999, the Company completed a $45 million private placement of 13 % First Mortgage Notes. The net proceeds of the placement were used to fund the completion of Riviera Black Hawk's casino project in Black Hawk, Colorado. Riviera Holdings Corporation has not guaranteed the $45 million Riviera Black Hawk notes, but has agreed to a "Keep Well Agreement" of $5 million per year (or an aggregate limited to $10 million) for the first three years of Riviera Black Hawk operations to cover if (i) the $5.85 million interest on such notes is not paid by Riviera Black Hawk and (ii) the amount by which Riviera Black Hawk cash flow is less than $9.0 million per year. The Company believes that Riviera Holdings Corporation could satisfy this requirement if needed. In addition, Riviera Holdings Corporation has agreed to a "Capital Completion Commitment" of up to $10 million if the casino is not open by May 31, 2000. The opening of the casino on February 4, 2000 satisfied the commitment which will be released in August of 2000. The Company has registered securities identical to the 13% Notes under the Securities Act of 1933, as amended. On January 4, 2000, the Company completed an exchange offer for such registered securities.

     Cash flow from operations may not be sufficient to pay 100% of the principal of the $45 million 13% Notes at maturity on May 1, 2005. Accordingly, the ability of Riviera Black Hawk to repay the Notes at maturity may be dependent upon our future cash flows and our ability to refinance those notes. There can be no assurance that the Company will be able to refinance the principal amount of the Notes at maturity. Although Riviera Black Hawk, Inc. can, at any time prior to May 1, 2001, redeem up to 35% of the aggregate principal amount of the 13% notes at 113% with the proceeds of a qualified public offering, the subsidiary may not redeem 100% of the 13% Notes until May 1, 2002, at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

         The 13% Note Indentures provide that, in certain circumstances, Riviera Black Hawk must offer to repurchase the Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the Notes without a refinancing.

         The Note Indenture contains certain covenants, which limit the ability of Riviera Black Hawk, Inc. subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 1999, the Company believes that it is in compliance with the covenants.

     In July 1999, the Company committed to a $11.1 million capital lease line for 60 months at approximately 11.2 percent for gaming equipment, furniture and fixtures at the Black Hawk, Colorado casino.

     The Company made draws on the capital lease line beginning in February through March 6 of 2000 in the amount of $9,500,000 at a weighted average interest rate of 10.5 percent. The Company does not expect to make further draws on the lease line.

     Recently Adopted Accounting Standards - The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities. This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management adopted this standard in 1999. The effect was to recognize approximately $595,000 of pre-opening expenses in the current year that would otherwise have been deferred.

     Recently Issued Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the year ending December 31, 2001. Management has not finalized its analysis of this SFAS or the impact of this SFAS on the Company or the Company's future consolidated financial statements.

Year 2000

         The Company conducted a comprehensive review of its computer systems and other systems for the purpose of assessing its potential Year 2000 Problem, and modified or replaced those systems which were not Year 2000 compliant. Based upon this review, systems were compliant by December 1999. However, if modifications had not been made or completed on schedule, the Year 2000 Problem could have had a significant impact on the Company's operations.

         All costs related to the Year 2000 Problem were expensed as incurred, while the cost of new hardware and software was capitalized and amortized over its expected useful life. The costs associated with Year 2000 compliance were not material to the Company's financial position or results of operations. As of December 31, 1999, the Company has incurred costs of approximately $2,000 (primarily for internal labor) related to the system applications.

         In addition, the Company communicated with its major vendors and suppliers to determine their state of readiness relative to the Year 2000 problem and the company's possible exposure to Year 2000 issues of such third parties. The Company, through correspondence from major vendors or statements obtained at Year 2000 disclosure sites of major vendors, was advised that such vendors' software or products were Year 2000 compliant. The Company experienced no failure of a major vendor or supplier which impacted operations.

Forward Looking Statements

         The Private Securities Litigation Reform Act of 1998 provides a "safe harbor" for certain forward-looking statements. Certain matters discussed in this filing could be characterized as forward-looking statements such as statements relating to plans for future expansion, as well as other capital spending, financing sources and effects of regulation and competition. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expressed in such forward-looking statements

Item 7a. Quantitative and  Qualitative Disclosure about Market Risk

         Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 90 days or less.

         As of December 31, 1999, we had $45.7 million in borrowings. The borrowings include $45 million notes maturing in 2006 and a vehicle loan maturing in 2004. Interest on the $45 million notes is 13% with contingent interest if certain operating results are achieved. The vehicle loan has an interest rate of 9.0%. The borrowings also include $.7 million in a special improvement district bond offering with the City of Black Hawk. The Company's share of the debt on the SID bonds of $1,120,000 when the project is complete, is payable over ten years beginning in 2000. The special improvement district bonds bear interest at 5.5%.


Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                                     Fair Value
                              2000      2001       2002      2003       2004     Thereafter      Total    At 12/31/99

     Assets

Short term investments      $2,820                                                               $2,820      $2,820

Average interest rate        4.75%

Long Term Debt
Including Current Portion

Vehicle loan - Black Hawk,
 Colorado casino project       $9       $10         $8                                              $27         $27

Average interest rate          9.0%     9.0%       9.0%

Special Improvement
District Bonds-Black Hawk,
 Colorado casino project      $60       $64        $68       $71        $76          $445          $784        $784

Average interest rate         5.5%      5.5%       5.5%      5.5%       5.5%          5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                            $45,000       $45,000    $48,600
Average interest rate                                                                13.0%

Item 8.  Financial Statements and Supplementary Data

         See financial statements included in Item 14 (a).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
          None

Item 10.  Directors and Executive Officers of the Registrant (not applicable)

Item 11.  Executive Compensation (not applicable)

Item 12. Security Ownership of certain Beneficial Owners and Management (not applicable)

Item 13.  Certain Relationships and Related Transactions

     The Company has entered into a management agreement (the "Management Agreement") with Riviera Gaming Management of Colorado, Inc., (the "Manager") an indirect wholly owned subsidiary of Riviera Holdings Corporation, which will manage the Company. The management fee will consist of a revenue fee and a performance fee. The revenue fee will be based on one percent of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee will be based on the following percentages of EBITDA (earnings before interest, taxes, depreciation and amortization, whose components are based on generally accepted accounting principles): (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million and (3) 20 percent of EBITDA in excess of $15 million. The performance fee will be based on the preceding quarter's EBITDA, paid in quarterly installments subject to year-end adjustment. The management fee will go into effect on the date of the opening of the Riviera Black Hawk casino.

PART IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)(1) List of Financial Statements

       The following Independent Auditor's Report and the Financial Statements of the Company are incorporated by reference into this item 14 of Form 10-k by
Item 8 hereof:

       Independent Auditor's Report dated February 14, 2000, except for Note 6, as to which the date is March 6, 2000.

Balance Sheets as of December 31, 1999 and 1998

Statements of Operations for the Year Ended December 31, 1999 and Cumulative from August 18, 1997 (Date of Inception) through December 31, 1999

Statements of Stockholder's Equity for the Years Ended December 31, 1999 and
     1998 and for the Period from August 18, 1997 (Date of Inception) through December 31, 1997

Statements of Cash Flows and for the Years Ended December 31, 1999 and 1998 and for the Period from August 18, 1997 (Date of Inception) through December 31, 1997 and cumulative from August 18, 1997 (Date of Inception) through December 31, 1999

Notes to Financial Statements

     (a)(2) List of Financial Statement Schedules

 No financial statement schedules have been filed herewith since they are either not required, are not applicable, or the required information is shown in the consolidated financial statements or related notes.

     (a)(3) List of Exhibits

Exhibits required by Item 601 of Regulation S-K are listed in the Exhibit Index herein, which information is incorporated by reference.

     (b) Reports on Form 8-K- No reports of Form 8-K were filed in the fourth quarter of 1999.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                        15

SIGNATURES Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Las Vegas, State of Nevada, on the 28th day of March, 2000.

                                               RIVIERA BLACK HAWK, INC.

                                               By: /s/ WILLIAM L. WESTERMAN

                                               William L. Westerman Chief
                                               Executive Officer and Director

                                               March 28, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

     Signature                    Title                        Date

By: /s/ WILLIAM L. WESTERMAN
William L. Westerman Chief Executive Officer and Director     March 28, 2000

By:/s/ RONALD P. JOHNSON
Ronald P. Johnson President and Director                      March 28, 2000

By: /s/ DUANE R. KROHN
Duane R. Krohn Treasurer, Chief Financial Officer
and Director                                                  March 28, 2000


RIVIERA BLACK HAWK, INC.
(A Development Stage Company)
TABLE OF CONTENTS
--------------------------------------------------------------------------------
                                                                                            Page
INDEPENDENT AUDITORS' REPORT                                                                  1

FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 1999 and 1998                                            2

   Statements of Operations for the Year Ended December 31, 1999 and Cumulative
     from August 18, 1997 (Date of Inception) through December 31, 1999                       3

   Statements of Stockholder's Equity for the Years Ended December 31, 1999 and
     1998 and for the Period from August 18, 1997 (Date of Inception) through
     December 31, 1997                                                                        4

   Statements of Cash Flows and for the Years Ended  December  31, 1999 and 1998
     and for the  Period  from  August  18,  1997  (Date of  Inception)  through
     December 31, 1997 and cumulative from August 18, 1997 (Date of Inception)
     through December 31, 1999                                                                5

   Notes to Financial Statements                                                            6-10

INDEPENDENT AUDITORS' REPORT

Riviera Black Hawk, Inc.
  (A Development Stage Company):

We have audited the accompanying balance sheets of Riviera Black Hawk, Inc. (a Development Stage Company) (the "Company") as of December 31, 1999 and 1998, and the related statements of operations for the year ended December 31, 1999 and for the period from August 18, 1997 (date of inception) through December 31, 1999, and of cash flows for the year ended December 31, 1999, and for the period from August 18, 1997 (date of inception) through December 31, 1999 and the statements of stockholder's equity for the years ended December 31, 1999 and 1998, for the period from August 18, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations for the year ended December 31, 1999 and for the period from August 18, 1997 (date of inception) through December 31, 1999, and its cash flows for the years ended December 31, 1999 and 1998, for the period from August 18, 1997 (date of inception) through December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.

The Company is in the  development  stage at December 31, 1999.  As discussed in
Note 1 to the financial statements, successful completion of the Company's development program and, ultimately, the attainment of profitable operations is dependent upon future events, including achieving a level of revenues adequate to support the Company's cost structure.

Deloitte & Touche LLP
February 14, 2000, except for Note 6.
as to which the date is March 6, 2000


RIVIERA BLACK HAWK, INC.
(A Development Stage Company)

BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(In thousands, except share amounts)
--------------------------------------------------------------------------------
ASSETS                                                      1999           1998

CURRENT ASSETS:
  Cash and cash equivalents                               $ 1,810          $ 543
  Cash and cash equivalents, restricted                     7,173
  Short-term investments, restricted                        2,820
  Prepaid expenses                                            795             73

           Total current assets                            12,598            616

PROPERTY AND EQUIPMENT, NET                                56,734         27,112

DEFERRED FINANCING COSTS, Net                               3,446

OTHER ASSETS                                                   12              3

CASH, RESTRICTED                                                             407

DEFERRED INCOME TAXES                                         160

TOTAL                                                     $72,950        $28,138

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                  $ 487
  Accrued payroll and benefits                                110
  Accrued interest expense                                    976
  Construction accounts payable                             2,566        $ 1,210
  Current portion of long-term debt                            69

           Total current liabilities                        4,208          1,210

NONCURRENT LIABILITIES:
  Due to Riviera Holdings Corporation                                      6,241
  13% First Mortgage Notes                                 45,000
  Special improvement district bonds                          724            687
  Other long-term debt                                         18

           Total noncurrent liabilities                    45,742          6,928

           Total liabilities                               49,950          8,138

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, $.01 par value; 10,000 shares authorized;
    1,000 shares issued and outstanding
  Additional paid-in capital                               23,474         20,000
  Accumulated deficit                                        (474)

           Total stockholders equity                       23,000         20,000

TOTAL                                                     $72,950        $28,138

See notes to financial statements.



RIVIERA BLACK HAWK, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999 AND PERIOD FROM AUGUST 18, 1997
(DATE OF INCEPTION) THROUGH DECEMBER 31, 1999  (In thousands)
------------------------------------------------------------------------------

                                                                   Cumulative
                                                                      from
                                                                    August 8,
                                                                      1997
                                                                    (Date of
                                                    Year            Inception)
                                                   Ended             through
                                                  December 31,     December 31,
                                                    1999               1999

Selling, general and administrative                $ 595              $ 595

Other income (expense):
  Interest expense                                (2,868)            (2,868)
  Interest capitalized                             2,262              2,262
  Interest income                                    567                567

           Total other income (expense)              (39)               (39)

Loss before benefit for income taxes                (634)              (634)

Benefit for income taxes                            (160)              (160)

Net loss                                          $ (474)            $ (474)


See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS EQUITY
PERIOD FROM AUGUST 18, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
AND YEARS ENDED DECEMBER 31, 1999 AND 1998 (In thousands, except share amounts)


                                                                  Additional
                                            Common Stock           Paid-in         Accumulated
                                         Shares       Amount       Capital          Deficit      Total
BALANCE, AUGUST 18, 1997
(Date of Inception)                         -          $ -           $ -                          $ -

 Common stock issued                        1,000

 Contributed capital                                                16,625                        16,625

BALANCE,
 DECEMBER 31, 1997                          1,000                   16,625                        16,625

 Contributed capital                                                 3,375                         3,375

BALANCE,
 DECEMBER 31, 1998                          1,000                   20,000                        20,000

  Contributed capital                                                3,474                         3,474

  Net loss                                                                             (474)        (474)

BALANCE,
  DECEMBER 31, 1999                         1,000         $ -      $ 23,474           $(474)    $ 23,000

See notes to financial statements.



RIVIERA BLACK HAWK, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
PERIOD FROM AUGUST 18, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997 AND
YEARS ENDED DECEMBER 31, 1999 AND 1998 AND CUMULATIVE FROM
AUGUST 18, 1997 (INCEPTION) THROUGH DECEMBER 31, 1999  (In thousands)
-------------------------------------------------------------------------------


                                                                                             Cumulative
                                                                                               from
                                                                                 August 18,   August 18,
                                                                                   1997         1997
                                                                                 (Date of     (Date of
                                                         Year        Year       Inception)   Inception)
                                                         Ended       Ended        through      through
                                                     December 31,  December 31, December 31,  December 31,
                                                          1999      1998          1997          1999

CASH FLOWS FROM OPERATING ACTIVITIES -
  Net loss                                               $ (474)                              $ (474)
  Adjustments to reconcile net loss to net cash used in
      operating activities -
   Amortization of bond offering costs                      338                                  338
   Changes in operating assets and liabilities:
      Increase in prepaid expenses                         (722)    $ (73)                      (795)
      Increase in accounts payable and accrued
      expenses                                              487                                  487
      Increase in accrued payroll and benefits              110                                  110
      Increase in accrued interest expense                  976                                  976
      Decrease in other assets                               (9)       (3)                       (12)
      Increase in deferred tax asset                       (160)                                (160)

           Net cash used in operating activities            546       (76)                       470

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                    (27,291)   (6,667)       $(15,923)   (49,881)
  Increase in cash - restricted                          (6,766)     (407)                    (7,173)
  Purchase of short-term investments                     (2,820)                              (2,820)
  Deferred financing costs                               (3,784)                              (3,784)

           Net cash used in investing activities        (40,661)   (7,074)        (15,923)   (63,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long term debt                                  (2)                                  (2)
  Advances from (payments to) Riviera Holdings Corp.     (6,241)    6,241
  Proceeds from long-term borrowings                     45,000                               45,000
  Contribution of paid-in capital                         2,625     1,403          15,972     20,000

           Net cash provided by financing activities     41,382     7,644          15,972     64,998

INCREASE IN CASH AND CASH EQUIVALENTS                     1,267       494              49      1,810

CASH AND CASH EQUIVALENTS,  BEGINNING OF PERIOD             543        49

CASH AND CASH EQUIVALENTS, END OF PERIOD                $ 1,810     $ 543            $ 49    $ 1,810
INTEREST PAID                                           $(2,403)    $  -             $  -    $(2,403)

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Property and equipment purchased using accounts
   payable                                              $ 2,566   $ 1,203             $ 7    $ 2,566

  Property acquired using special improvement district
   bonds                                                   $ 97     $ 687             $ -      $ 784

  Capitalized interest contributed by Riviera Holdings
   Corp.                                                  $ 843    $1,972           $ 659    $ 3,474
  Property acquired with debt                              $ 29                                 $ 29

  Capitalized interest, other                           $ 2,262                              $ 2,262

See notes to financial statements.


RIVIERA BLACK HAWK, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Basis of Presentation - On August 18, 1997 (date of inception), Riviera Black Hawk,Inc.(the "Company") was formed. The Company is a wholly owned subsidiary of Riviera Holdings Corporation. The Company is a development stage enterprise at December 31, 1999 that had not commenced operations. The principal purpose of the Company is to develop a casino and entertainment complex in Black Hawk, Colorado, which commenced operations on February 4, 2000. The Company bagan construction on this casino in Black Hawk, Colorado, on a site that was purchased for $15.1 million in August 1997.

     Cash and Cash Equivalents and Short-Term Investments - All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities."

     The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS No. 115, are carried on the consolidated balance sheets in the cash and cash equivalents category. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held to maturity, trading, or available for sale.

     Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 1999 and 1998, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and repurchase agreements, with an amortized cost of $2,820,000 and $0, respectively, maturing in three months or less.

     Property and Equipment - Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation will be computed, upon the commencement of gaming operations, using the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets. The costs of normal maintenance and repairs will be charged to expense as incurred. Gains or losses on disposals will be recognized as incurred.

     The Company periodically assesses the recoverability of property and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges, are less than the carrying amount.

     Other Assets - The Company is in the development stage and incurred organizational costs, which are capitalized until operations of the casino commence, at which time such organizational costs will be amortized over a five-year period. Organizational costs consist primarily of legal fees associated with establishing the gaming licenses for business.

     Restricted Cash and Short-term Investments - Amounts related to the Riviera Black Hawk Casino project in Black Hawk, Colorado, are restricted in use to that project or for the related 13 percent First Mortgage Notes interest payments.

Fair Value Disclosure as of December 31, 1999 and 1998:

     Cash and Cash Equivalents, Short-term Investments (including restricted), Accounts Payable and Accrued Expenses - The carrying value of these items is a reasonable estimate of their fair value.

     Long-Term Debt -The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt is approximately $49,413,000 and $687,000 in 1999 and 1998, respectively.

     Estimates and Assumptions - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

     Recently Adopted Accounting Standards - The American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities. This standard provides guidance on the financial reporting for start-up costs and organization costs. This standard requires costs of start-up activities and organization costs to be expensed as incurred, and is effective for fiscal years beginning after December 15, 1998, although earlier application is encouraged. Management adopted this standard in 1999. The effect was to recognize approximately $595,000 of pre-opening expenses in the current year that would otherwise have been deferred.

     Recently Issued Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the year ending December 31, 2001. Management has not finalized its analysis of this SFAS or the impact of this SFAS on the Company or the Company's future consolidated financial statements.

     Federal Income Taxes - Riviera Holdings Corporation allocated income tax expense or benefit to the Company as if the Company were filing separate tax returns pursuant to a tax sharing arrangement. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

2.    RELATED-PARTY TRANSACTIONS

     As of December 31, 1999, Riviera Holdings Corporation contributed $15.1 million to acquire land for the casino in Black Hawk and $4.9 million in cash for developing the land for the casino, for a total cash capital contribution of $20 million.

     At December 31, 1998, the Company owed approximately $6.2 million to Riviera Holdings Corporation, representing advances made by Riviera Holdings Corporation for costs related to the development of the Riviera Black Hawk casino. The advances were repaid from the proceeds of the $45 million bond offering discussed in Note 4.

     The Company has entered into a management agreement (the "Management Agreement") with Riviera Gaming Management of Colorado, Inc., (the "Manager") an indirect wholly owned subsidiary of Riviera Holdings Corporation, which will manage the Company. The management fee will consist of a revenue fee and a performance fee. The revenue fee will be based on one percent of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee will be based on the following percentages of EBITDA (earnings before interest, taxes, depreciation and amortization, whose components are based on generally accepted accounting principles): (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million and (3) 20 percent of EBITDA in excess of $15 million. The performance fee will be based on the preceding quarter's EBITDA, paid in quarterly installments subject to year-end adjustment. The management fee will go into effect on the date of the opening of the Riviera Black Hawk casino.

     If there is any default under the management agreement, the manager will not be entitled to receive management fees, but the manager will still be entitled to intercompany service fees billed at cost.

3.    PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31
(amounts in thousands):

                                                         1999           1998

Land and improvements                                  $15,774        $15,790
Vehicles                                                    29
Construction in progress                                40,931         11,322

Total property and equipment                           $56,734        $27,112

     In 1999 and 1998 and 1997, $3.1 million and $2.0 million and $0.7 million, respectively, in interest costs were capitalized on the construction project.

4.    LONG-TERM DEBT

Long-term debt consists of the following at December 31 (in thousands):
                                                                           1999         1998
13% First Mortgage Notes maturing on June 3, 2005, bearing interest, payable semiannually on November 3 and June 3 of each year;
  redeemable beginning May 1, 2002 at 106.5%; 2003 at 103.25%; and
  after 2004 at 100%                                                    $ 45,000

9% Notes collateralized by vehicles, payable monthly,
  including interest, maturing through October 2004                           27

5.5% Special Improvement District Bonds - issued by the City of Black
  Hawk, Black Hawk, Colorado, interest and principal payable monthly
  over 10 years beginning in 2000                                            784       $ 687

Total long-term debt                                                      45,811         687
Current maturities by terms of debt                                          (69)

Total                                                                   $ 45,742       $ 687

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

2000                                                 $ 69
2001                                                   74
2002                                                   76
2003                                                   71
2004                                                   76
Thereafter                                         45,445

Total                                             $45,811


     On June 3, 1999, the Company completed a $45 million private placement of 13 % First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. Riviera Holdings Corporation has not guaranteed the $45 million RBH notes, but has agreed to a "Keep Well Agreement" of $5 million per year (or an aggregate limited to $10 million) for the first three years of RBH operations to cover if (i) the $5.85 million interest on such notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million per year. In addition, Riviera Holdings Corporation has agreed to a "Capital Completion Commitment" of up to $10 million if the casino is not open by May 31, 2000. The opening of the casino on February 4, 2000 satisfied the commitment which will be released in August of 2000. The Company has registered securities identical to the 13% Notes under the Securities Act of 1933, as amended. On January 4, 2000, the Company completed an exchange offer for such registered securities.

   The notes were issued at a cost in the amount of $3.5 million. The deferred financing cost is being amortized over the life of the notes on a straight-lines basis, which approximates the effective interest method.

     The 13% First Mortgage Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the 13 percent Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 10 percent Notes without a refinancing.

     The 13% First Mortgage Note Indenture  contains  certain  covenants, which limit the ability of RBH and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens and sell certain assets; and (v) enter into curtail mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on RBH's operations. At December 31, 1999, RBH believes that it is in compliance with the covenants.

     The 5.5 percent Special Improvement District Bonds were issued by the City of Black Hawk, Colorado, in July 1998 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting the Riviera Black Hawk Casino and another nearby casino. The projects are expected to be completed in 2000 at an estimated cost of $2,240,000, including interest and reserves. The excess proceeds have been returned to the bondholders by the City of Black Hawk, Colorado. RBH is responsible for 50 percent of the debt payable over 10 years beginning in 2000.

5.    FEDERAL INCOME TAXES

     The Company computes deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company had no operations in 1998 and, accordingly, no income tax amounts are presented for that year.

     The effective income tax rates on income attributable to operations differ from the statutory federal income tax rates for the year ended December 31, 1999, as follows (in thousands):

                                                                      1999
                                                            --------------------
                                                               Amount       Rate

 (Provision) benefit for income taxes at federal
 statutory rate                                               $(234)      (37.0)%
 Other                                                           74        11.6 %

 (Benefit) provision for income taxes                         $(160)      (25.2)%

Comparative analysis of the (benefit) provision for income taxes is as follows:

                                                              1999

Current
Deferred                                                     $(160)

Total                                                        $(160)

The tax effects of the items composing the Company's net deferred tax asset consist of the following at December 31 (in thousands):

                                                              1999

Deferred tax assets:
  Net operating loss carryforward                             $160

Net deferred tax asset                                        $160


6.    COMMITMENTS AND CONTINGENCES

     Deposit Account - Pursuant to a deposit account agreement, dated as of June 3, 1999, among Bank of America as deposit bank, Riviera Holdings Corporation and First American Title Insurance Company, Riviera Holdings Corporation has deposited $5.0 million to insure First American against mechanics lien claims against the Black Hawk property. If no mechanics liens are outstanding 30 days after the casino opens and other conditions are met, such $5.0 million deposit will be released to Riviera Holdings Corporation.

     Keep-Well Agreement - RBH and Riviera Holdings Corporation entered a Keep-Well Agreement wherein, if (1) RBH does not have the necessary funds to make a payment of fixed interest on the notes during its first three years of operations or (2) consolidated cash flow is less than $9.0 million in any of the first three years of operations, Riviera Holdings Corporation will be obligated to contribute cash to RBH to make up those amounts (up to a maximum of $5.0 million for any one operating year and $10.0 million in the aggregate).

     In July 1999, the Company committed to a $11.1 million capital lease line for 60 months at approximately 11.2 percent for gaming equipment, furniture and fixtures at the Black Hawk, Colorado casino.

     The Company made draws on the capital lease line beginning in February through March 6 of 2000 in the amount of $9,500,000 at a weighted average interest rate of 10.5 percent. The Company does not expect to make further draws on the lease line.

                                ******

Item 14a(3)

EXHIBIT INDEX

Exhibit No.                Description

3.01 Articles of Amendment to the Articles of Incorporation of the Company.*

3.02 Articles of Incorporation of the Company.*

3.03 Bylaws of the Company.*

4.01 Indenture, dated as of June 3, 1999, among the Company, Riviera Holdings and the Initial Purchaser.*

4.02 Form of 13% First Mortgage Note due 2005 with Contingent Interest (included in Exhibit 4.01).*

4.03 Purchase Agreement, dated as of May 27, 1999, by and among the Company, Riviera Holdings and the Initial Purchaser.*

4.04 Registration Rights Agreement, dated as of June 3, 1999, by and between the Company and the Initial Purchaser.*

10.01 The Completion Capital Commitment, dated as of June 3, 1999, by and between the Company and Riviera Holdings.*

10.02 The Keep-Well Agreement, dated as of June 3, 1999, by and between the Company and Riviera Holdings.*

10.03 The Tax-Sharing Agreement, dated as of June 3, 1999, by and between the Company and Riviera Holdings.*

10.04 The Management Agreement, dated as of June 3, 1999, by and between the Company and Riviera Gaming Management of Colorado, Inc.*

10.05 The Trademark License Agreement, dated as of June 3, 1999, by and between the Company and Riviera Operating Corporation.*

10.06 The Deed of Trust, dated as of June 3, 1999, made by the Company to the Public Trustee of the County of Gilpin, Colorado, for the benefit of the Trustee.*

10.07 The Assignment of Rents.*

10.08 The Environmental Indemnity, dated as of
June 3, 1999, between the Company and the Trustee.*

10.09 The Cash Collateral and Disbursement Agreement, dated as of June 3, 1999, among the Company, the Trustee and CRSS Constructors, Inc.*

10.10 The Account Agreement, dated as of June 3, 1999, among the Company, the Trustee and IBJ Whitehall Bank and Trust Company.*

10.11 The Security Agreement, dated as of June 3, 1999, made by the Company in favor of the Trustee.*

10.12 The Manager Subordination Agreement, dated as of June 3, 1999, by Riviera Gaming Management of Colorado in favor of the Trustee.*

10.13 The Collateral Assignment of Trademark, dated as of June 3, 1999, by and between the Company and the Trustee.*

10.14 The Collateral Assignment, dated as of June 3, 1999, by and between the Company and the Trustee.*

10.15 The Pledge and Assignment Agreement, dated as of June 3, 1999, by and between the Company and the Trustee.*

10.16 Deposit Account Agreement, dated as of June 1999, among Bank of America, Riviera Holdings and First American Title Insurance Company.*

10.17 Construction Contract, made as of December 29, 1997, among the Company, Weitz-Cohen Construction Co. and Melick Associates, Inc.*

10.18 Letter Agreement, dated January 6, 1999, between Riviera Gaming Management and Jim Davey.*

10.19 Letter Agreement, dated January 15, 1999, between Riviera Gaming Management and Tom Guth.*

10.20 Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.***

10.21 Lease Schedule No. 1 dated January 25, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.***

10.22 Lease Schedule No. 2 dated January 25, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.***

10.23 Lease Schedule No. 3 dated February 17, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.***

10.24 Lease Schedule No. 4 dated February 17, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.***

12.01 Statement in re Computation of Ratios.*

Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this Agreement are omitted. The Exhibit contains a list identifying the contents of all schedules and the Registrants agree to furnish supplementary copies of such schedules to the Commission upon request.

 *  Previously filed.

**  Filed herewith.

*** To be Filed in an amendment to this Form 10K.

(b) Financial Statement Schedules: Schedules not listed above are omitted because of the absence of the conditions under which they are required or because the information required by such omitted schedules is set forth in the financial statements or the notes thereto.