Form 10-Q
period 2000-03-31
RIVIERA BLACK HAWK INC
filed 2000-05-15
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2000
                               ------------------------------------------
                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                       to
                               --------------------      -----------------

                                 Commission file number  333-8163
                                                        ---------

                      Riviera Black Hawk, Inc.
----------------------------------------------------------------------
        (Exact name of Registrant as specified in its charter)

     Colorado                                                      86-0886265
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                       89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527
-------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes---- No -------

                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes---No ----

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of May 12, 2000, the number of outstanding shares of the Registrant's Common Stock was 1,000.

                          Riviera Black Hawk, Inc.

INDEX

                                                                                       Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Report                                                          3

Condensed Balance Sheets  at March 31, 2000 (Unaudited)  and
December 31, 1999                                                                        4

Condensed Statements of Operations (Unaudited) for the
Three Months  ended March 31, 2000 and 1999                                              5

Condensed Statements of Cash Flows (Unaudited) for the
Three Months  ended  March 31, 2000 and 1999                                             6

Notes to Condensed Financial Statements (Unaudited)                                      7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                      16


PART II.  OTHER INFORMATION

Signature Page                                                                          18


INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., (the "Company") as of March 31, 2000, and the related condensed statements of operations and cash flows for the three months ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Riviera Black Hawk, Inc. as of December 31, 1999, and the related statements of stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000 (March 6, 2000 with respect to Note 6), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

April 25, 2000
Las Vegas, Nevada


RIVIERA BLACK HAWK, INC.
BALANCE SHEETS
March 31, 2000 and December 31, 1999
(In Thousands, except share amounts)
----------------------------------------------------------------------------------------------------
                                                                March 31,              December 31,
                                                                   2000                    1999
ASSETS                                                                      (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                            $7,426               $1,810
   Cash and cash equivalents - restricted                                2,758                7,173
   Short term investments - restricted                                   2,854                2,820
   Accounts receivable related to construction financing                   698
   Inventories                                                             206
   Prepaid expenses and other assets                                       463                  795
                                                             ------------------   ------------------
       Total current assets                                             14,405               12,598

PROPERTY AND EQUIPMENT, NET                                             68,943               56,734

DEFERRED FINANCING COSTS, Net                                            3,281                3,446

OTHER ASSETS                                                                10                   12

DEFERRED INCOME TAXES                                                      160                  160
                                                             ------------------   ------------------

TOTAL                                                                  $86,799              $72,950
                                                             ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                    $1,378                  $69
   Accounts payable                                                      4,769                3,053
   Management Fees Payable                                                 334
   Current income tax payable                                               54
   Accrued interest expense                                              2,438                  976
   Accrued other expenses                                                1,582                  110
                                                             ------------------   ------------------
     Total current liabilities                                          10,555                4,208
                                                             ------------------   ------------------

OTHER LONG-TERM LIABILITIES                                                784                  724
                                                             ------------------   ------------------

LONG-TERM DEBT, NET OF CURRENT PORTION                                  52,345               45,018
                                                             ------------------   ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 10,000 shares
     authorized; 1,000 shares issued and outstanding
   Additional paid-in capital                                           23,513               23,474
   Accumulated deficit                                                   (398)                (474)
                                                             ------------------   ------------------
      Total stockholders' equity                                        23,115               23,000
                                                             ------------------   ------------------
TOTAL                                                                  $86,799              $72,950
                                                             =======================================
See Notes to condensed financial statements

                                        4


RIVIERA BLACK HAWK, INC.
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
(In  thousands,  except per share amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                                          2000                1999
REVENUES:

  Casino                                                                  $7,579
  Food and beverage                                                          711
  Entertainment                                                                0
  Other                                                                       62
                                                                   ----------------   -----------------
            Total revenues                                                 8,352
   Less promotional allowances                                               468
                                                                   ----------------   -----------------
            Net revenues                                                                     7,884
                                                                   ----------------   -----------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:

    Casino                                                                 2,633
    Food and beverage                                                        355
    Entertainment
    Other                                                                      2
Other operating expenses:
    Selling, general and administrative                                    1,718
    Preopening expenses-Black Hawk, Colorado  project                      1,221               14
    Management fees                                                          334
    Depreciation and amortization                                            469
                                                                   ----------------   -----------------
            Total costs and expenses                                       6,732               14
                                                                   ----------------   -----------------
INCOME FROM OPERATIONS                                                     1,152              (14)
                                                                   ----------------   -----------------

OTHER (EXPENSE) INCOME
Interest expense                                                          (1,608)
Interest income                                                               33
Interest capitalized                                                         577
     Total other expense                                                    (998)               0
                                                                   ----------------   -----------------

INCOME(LOSS) BEFORE PROVISION FOR TAXES                                      154              (14)

PROVISION  FOR INCOME TAXES INCLUDING COLORADO STATE                          78
                                                                   ----------------   -----------------
   INCOME TAX

NET INCOME(LOSS)                                                             $76             ($14)
                                                                   ================   =================
See notes to condensed financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF CASH FLOWS (Unaudited)                                                               For the Quarter Ended
                                                                                                           March 31,
                                                                                              2000                      1999
                                                                                     -----------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(Loss)                                                                                     $76                  ($14)
  Adjustments to reconcile net income(loss) to net cash
    provided by operating activities:
    Depreciation and amortization                                                                    469
    Provision for bad debts                                                                           10
    Interest expense                                                                               1,608
    Interest paid                                                                                    (19)
    Capitalized interest on construction projects                                                   (577)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                                    (698)
      Decrease (increase) in inventories                                                             206
      Decrease (increase) in prepaid expenses
          and other assets                                                                           332                     42
      Increase (decrease) in accounts payable                                                      1,743                  2,351
      Increase (decrease) in management fees                                                         334
      Increase (decrease) in accrued liabilities                                                   1,472                    247
      Increase (decrease) in current income taxes payable                                             54
      Increase (decrease) in deferred income taxes
                                                                                     --------------------- ----------------------
       Net cash  provided by  operating activities                                                  4,599                  2,626
                                                                                     --------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - Black Hawk, Colorado project                                        (12,677)                (6,338)
      Capitalized interest on construction projects                                                  577
      Purchase of short-term investments                                                             (34)
      Decrease (increase) Black Hawk, Colorado restricted funds                                    4,415
      Decrease (increase) in other assets                                                              2                     (7)
                                                                                     --------------------- ----------------------

       Net cash provided by (used in) investing activities                                        (7,718)                (6,345)
                                                                                     --------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                             8,719
      Payments on long-term borrowings                                                                (23)
    Advances from (payments to) Riviera Holdings Corporation                                           39                  3,650
                                                                                     --------------------- ----------------------
        Net cash  provided by  financing activities                                                 8,736                  3,650
                                                                                     --------------------- ----------------------

INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                                                   5,616                   (69)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      1,810                    543
                                                                                     --------------------- ----------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                           $7,426                   $474
                                                                                     ===================== ======================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION                                                     $100
   Colorado income taxes paid                                                         ===================== ======================

SUPPLEMENTAL DISCLOSURE OF NONCASH FINANCING
ACTIVITIES:

   Property acquired with debt and accounts payable                                                $2,864                 $2,351
                                                                                     ===================== ======================
See notes to condensed financial statements

NOTES TO  FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On August 18,  1997 (date of  inception),  Riviera  Black Hawk,  Inc.  (the
"Company" or "RBH") was formed. The Company is a wholly owned indirect subsidiary of Riviera Holdings Corporation. The balance sheet as of December 31, 1999 and Statement of Operations for the three months ended March 31, 2000 present information while the Company was in the development stage. RBH commenced operations on February 4, 2000, with the opening of the Riviera Black Hawk Casino in Black Hawk, Colorado.

Nature of Operations

The primary line of business of the Company is the operation of the Riviera Black Hawk Casino in Black Hawk, Colorado.

Casino operations are subject to extensive regulation in the State of Colorado by the Gaming Control Board and various other state and local regulatory agencies.

Principles of Presentation

The financial information at March 31, 2000, and for the three months ended March 31, 2000 and 1999 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited condensed financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10K.

Earnings Per Share
     The Company is a wholly owned subsidiary of Riviera Holdings Corporation. There are no publicly traded shares of the Company's stock. In accordance with Financial Accounting Standards No. 128 "Earnings Per Share", not earnings per share date is presented.

Estimates and Assumptions

     The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Significant estimates used by the Company include accrued liabilities. Actual results may differ from estimates.

Cash and cash equivalents and short term investments - restricted
Amounts related to the Riviera Black Hawk casino project in Black Hawk, Colorado are restricted in use to that project or for the related 13% First Mortgage Notes interest payments.

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

Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such determination at each balance sheet date. Held-to-maturity securities are carried at amortized cost. At March 31, 2000, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government corporations and agencies, and repurchase agreements, with an amortized cost of $2.8 million maturing in April 2000.

Inventories

Inventories consist primarily of food, beverage, gift shop and promotional inventories, and are stated at the lower of cost(determined on a first-in, first-out basis) or market.

Property and Equipment

     Property and equipment are stated at cost and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is computed by the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from 5 years for certain gaming equipment to 40 years for buildings. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

     The Company periodically assesses the recoverability of property, plant and equipment and evaluates such assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Asset impairment is determined to exist if estimated future cash flows, undiscounted and without interest charges are less than the carrying amount.

Revenue Recognition:

     Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

     Food and Beverage Revenue, Entertainment Revenue, and Other Revenue - The Company recognizes food and beverage, entertainment revenue, and other revenue at the time that goods or services are provided.

     Promotional Allowances - Promotional allowances consist primarily of accommodations, entertainment, and food and beverage services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

Recently Issued Accounting Standards

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

2.       DEBT AND RELATED DEFERRED FINANCING COSTS

     On June 3, 1999, the Company, closed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The parent of RBH, Riviera Holdings Corporation, has not guaranteed the $45 million RBH Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of RBH operations to cover if (i) the $5.85 million interest on such Notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million in any of the first three years. Pursuant to a deposit account agreement, dated as of June 3, 1999, among Bank of America as deposit bank, Riviera Holdings Corporation and First American Title Insurance Company, Riviera Holdings Corporation has deposited $5.0 million to insure First American against mechanics lien claims against the Black Hawk property. If no mechanics liens are outstanding 30 days after the casino opens, the $5.0 million deposit will be returned to Riviera Holdings Corporation. The Company believes that restrictions will be recommended in August 2000.

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

The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At March 31, 2000, the Company believes that it is in compliance with the covenants.

3.       COMMITMENTS AND CONTINGENICIES


RBH constructed the casino in Black Hawk, Colorado on a site which was purchased for $15 million in August 1997. As of March 31, 2000 the Riviera Holdings Corporation had made $20.0 million in cash contributions to RBH (excluding capitalized interest) and the casino began operations on February 4, 2000.

Deposit Account - Pursuant to a deposit account agreement, dated as of June 3, 1999, among Bank of America as deposit bank, Riviera Holdings Corporation and First American Title Insurance Company, Riviera Holdings Corporation has deposited $5.0 million to insure First American against mechanics lien claims against the Black Hawk property. If no mechanics liens are outstanding 30 days after the casino opens, and the substantially all construction funds have been disbursed, such $5.0 million deposit will be returned to Riviera Holdings Corporation. These amounts are included in cash and cash equivalents, restricted. The Company believes these restrictions will be removed in August 2000.

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

During the first quarter of 2000, RHB obtained $9.6 million in capital lease financing for 60 months at appoximately 10.5% for equipment purchases.

The Company is unaware of any material legal proceedings as of March 31, 2000.

SEGMENT DISCLOSURES
4.  SEGMENT DISCLOSURES

RBH provides Las Vegas-style gaming, amenities and entertainment. The Company's three reportable segments are based upon the type of service provided: Casino, food and beverage, and entertainment. The casino segment provides customers with gaming activities through traditional table games and slot machines. The food and beverage segment provides restaurant and drink services. Entertainment segment provides customers with a variety of live shows, reviews and concerts. All other segment activity consists of rent income, retail store income, telephone and other activity. Intersegment revenues consist of revenues generated through complimentary sales to customers by the casino segment. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company opened for business on February 4, 2000. There were no entertainment revenues in the quarter ended March 31, 2000. The Company was in the development stage at March 31, 1999, accordingly no comparitive data is provided for that period.

                                                           Food and   Entertain-
     Three Months ended March 31, 2000         Casino      Beverage      ment     All Other     Total

Revenues from external customers               $7,579         $243          $0        $62      $7,884
Intersegment revenues                                          468           0                    468
Segment profit (loss)                           4,946         (112)          0         59       4,893



Reconciliation of segment profit to consolidated net income before taxes and extraordinary items:

                               Three Months Ended

                                                             2000
Segment profit                                               4,893
Other operating expenses                                     3,886
Other expense                                                  853

Net income before provision for taxes                         $154


The Company markets directly to residents of Denver, Colorado, Significantly all revenues are derived from patrons visiting the Company from the Denver metropolitan area, Revenues from a foreign country or region may exceed 10% of all reported segment revenues; however, the Company cannot identify such information based upon the nature of gaming operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth certain operating information for the Company for the three months ended March 31, 2000. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues. The Company was in the development stage at March 31, 1999. Accordingly, no comparitive data is provided for that period.

                                                                                    Three Months Ended
                                                                                         March 31,
              Income Statement Data:                                                      2000
                                                                                        ----------
              Revenues:
                Casino                                                                      96.1%
                Food and beverage                                                            9.0%
                Entertainment                                                                0.0%
                Other                                                                        0.8%
                Less promotional allowances                                                 -5.9%
                Net Revenues                                                               100.0%
              Costs and Expenses:
                  Casino                                                                    34.7%
                  Food and beverage                                                         50.0%
                  Entertainment                                                              0.0%
                  Other                                                                      1.8%
                  General and administrative                                                21.8%
                  Management fees                                                            4.2%
                  Preopening Expenses - Black Hawk, Colorado Project                        15.5%
                  Depreciation and amortization                                              7.8%
                          Total costs and expenses                                          87.2%
              Income from operations                                                        12.8%
              Interest expense, other                                                      -18.6%
              Interest income, other                                                         0.4%
              Interest, capitalized                                                          7.3%
              Income before provision  for income  taxes                                     2.0%
              Provision  for income taxes                                                    1.0%
              Net Income                                                                     1.0%
              EBITDA (1)  Margin                                                            40.3%
              Net cash provided by operating activities                                     57.5%

1 EBITDA consists of earnings before interest, income taxes, depreciation, amortization, management fees and preopening expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP") it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA is a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

     Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999 (Operations commenced February 4, 2000)

Special Factors Effecting Comparability

Riviera Black Hawk, Inc. was in the development stage at March 31, 1999. Accordingly, no Comparative data is provided. The three months ended March 31, 2000 did not include a full three months of operating activity since the Company came out of development stage on February 4, 2000, as such analysis would not be meaningful.

Revenues

Riviera Black Hawk Casino opened for business in Black Hawk, Colorado, on February 4, 2000. Net revenues for the period ending March 31, 2000, totaled $7.9 million. Casino revenues were $7.6 million or 96.1% of total net revenues. In the casino $7.2 million of the total was slot machine revenues with the balance of $400,000 provided by casino table games. Food and Beverage revenues were approximately $700,000 of which $470,000 were promotional allowances representing drinks and meals to casino patrons.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments were $3.0 million. Casino expenses were $2.6 million, or 34.7% of casino revenues. These expenses were primarily payroll and related, gaming tax and license, and marketing. Food and beverage expenses were approximately $350,000, or 50% of gross food and beverage revenues.

Other Operating Expenses

     Selling, general and administrative expenses were $1.7 million, or 21.8% of net revenues. General and administrative expenses consist mainly of payroll and related taxes and benefits. Preopening expenses totaled $1.2 million and were comprised mainly of payroll and related taxes and benefits for the period January 1 through February 3, 2000 when employee service training was provided. Management fees to its parent were approximately $300,000. Those fees are due Riviera Holdings Corporation and are based on a percent of net revenues and EBITDA.

Depreciation for the first quarter of 2000 was $470,000 and was based on the total property cost, net of land, of approximately $54.0 million.

Other Income (Expense)

On June 3, 1999, RBH completed a $45 million private placement of 13% First Mortgage Notes. Interest expense (net of capitalized interest) on those notes of approximately $900,000, was recorded in first quarter of 2000. Interest income, on investments from the unused proceeds of the 13% First Mortgage Notes, was $33,000.

Capitalized interest was $577,000 on the project for the period January 1, 2000 through February 3, 2000. Capitalized interest in 1999 was realized by Riviera Holdings Corporation and is a component of their investment in RBH.

Net Income
Net Income for the three months ended March 31, 2000, was $76,000 or 1% of net revenues. Provision for income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax for the Black Hawk, Colorado property.

EBITDA
EBITDA for the three months ended March 31, 2000, was $3.2 million, or 40.3% of net revenues. Preopening expenses of $1.2 million are not included in the EBITDA calculation.

Liquidity and Capital Resources
     At March 31, 2000, the RBH had cash, restricted cash and short term investments of $13.1 million. The Company had working capital of $3.0 million and shareholders equity of $23.1 million.

     The Company's net cash provided by operating activities was approximately $4.5 million for the period ending March 31, 2000. Management believes that the $13.1 million in cash and short term investments,and the "keep well" commitments from Riviera Holdings Corporation will be sufficient to cover the Company's investment in budgeted capital expenditures for 2000 including completion of the Black Hawk casino development and the working capital requirements to operate the casino for the first twelve months of operations.

Cash flow from operations may not be sufficient to pay 100% of the principal of the 13% Notes at maturity on May 1, 2005. Accordingly, the ability of the Company to repay the 13% Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company will be able to refinance the principal amount of the 13% Notes at maturity. At any time prior to May 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 13% notes issued under the indenture at a redemption price of 113% of the principal amount. On or after May 1, 2002, the Company may redeem all or a part of the notes at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 13% Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% Notes without a refinancing.

The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to:
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At March 31, 2000, the Company believes that it is in compliance with the covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 60 days or less.

     As of March 31, 2000, we had $53.7 million in borrowings. The borrowings include $45 million in bonds maturing in 2005. Interest under the bonds is based on a rate of 13% excluding contingent interest. Also included is $.7 million in a special improvement district bond offering with Black Hawk, Colorado. The Company's share of the debt on the SID bonds of $1,470,000 when the project is complete, is payable over ten years beginning in January 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings include a vehicle loan maturing in 2004 with an interest rate if 9.0%. Additionally, the Company committed to an $11.1 million capital lease line for 60 months at approximately 11.2%. The Company made draws on the lease line beginning in first quarter 2000 in the amount of $9.6 million at a weighted average interest rate of 10.5%.


Interest Rate Sensitivity

Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in                                                                                                        Fair Value
thousands)                           2000      2001       2002       2003       2004     Thereafter     Total      at 3/31/00
     Assets

Short term investments             $                                                                  $ 3,500     $   3,500
                                    3,500

Average interest rate               5.00%

Long Term Debt Including Current Portion

Equipment loans
Black Hawk, Colorado                 $   9     $  10      $   8                                       $   27       $    27

Average interest rate                 11.2%     11.2%      11.2%

Capital leases
 Black Hawk, Colorado              $ 1,051   $ 1,588    $ 1,766    $ 1,959    $ 2,161     $    255    $ 8,780     $   8,780

Average interest rate                 10.5%     10.5%      10.5%      10.5%      10.5%        10.5%

Special Improvement District Bonds
 Black Hawk, Colorado                $  60     $  64      $  68      $  71      $  76     $    445      $  784      $    784

Average interest rate                  5.5%      5.5%       5.5%       5.5%       5.5%         5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                                    $  45,000   $ 45,000     $  48,600

Average interest rate                                                                          13.0%


Forward Looking Statements

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

                                           RIVIERA BLACK HAWK, INC.


                                            By: /s/ William L. Westerman
                                            William L. Westerman
                                            Chief Executive Officer and Director

                                            By: /s/Ronald P. Johnson
                                            Ronald P. Johnson
                                            President and Director

                                            By: /s/ Duane Krohn
                                            Duane Krohn
                                            Treasurer,
                                            Chief Financial Officer
                                            And Director

                                            Date: May 12, 2000
                                        18