Form 10-K/A
period 1999-12-31
RIVIERA BLACK HAWK INC
filed 2000-05-18
CIK 1089508

====================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                                (Amendment No.1)
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

10.16 Deposit Account Agreement, dated as of June 1999, among Bank of America, Riviera Holdings and First American Title Insurance Company.*

10.17 Construction Contract, made as of December 29, 1997, among the Company, Weitz-Cohen Construction Co. and Melick Associates, Inc.*

10.18 Letter Agreement, dated January 6, 1999, between Riviera Gaming Management and Jim Davey.*

10.19 Letter Agreement, dated January 15, 1999, between Riviera Gaming Management and Tom Guth.*

10.20 Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.**

10.21 Lease Schedule No. 1 dated January 25, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.**

10.22 Lease Schedule No. 2 dated January 25, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.**

10.23 Lease Schedule No. 3 dated February 17, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.**

10.24 Lease Schedule No. 4 dated February 17, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.**

12.01 Statement in re Computation of Ratios.*

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