Form 10-Q
period 2000-06-30
RIVIERA BLACK HAWK INC
filed 2000-08-14
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        June 30, 2000
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                Commission file number  333-8163

                      Riviera Black Hawk, Inc.
        (Exact name of Registrant as specified in its charter)

Colorado                                                             86-0886265
(State or other  jurisdiction of incorporation                    (IRS Employer
 or organization)                                            Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                      89109
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number,
  including area code                                (702) 794-9527

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes--- No---


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes--- No---

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of July 31, 2000, the number of outstanding shares of the Registrant's Common Stock was 1,000.

              Riviera Black Hawk, Inc.

INDEX

                                                                                                               Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Report                                                                                   3

Condensed Balance Sheets  at June 30, 2000 (Unaudited)  and
December 31, 1999                                                                                                 4

Condensed Statements of Operations (Unaudited) for the
Three Months and Six  ended June 30, 2000 and 1999                                                                5

Condensed Statements of Cash Flows (Unaudited) for the
Three Months and Six Months  ended  June 30, 2000 and 1999                                                        6

Notes to Condensed Financial Statements (Unaudited)                                                               7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                               12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                                               17


PART II. OTHER INFORMATION

Signature Page                                                                                                   19

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., (the "Company") as of June 30, 2000, and the related condensed statements of operations and of cash flows for the three months and six months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards in the United States of America, the balance sheet of Riviera Black Hawk, Inc. as of December 31, 1999, and the related statements of stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000 (March 6, 2000 with respect to Note 6), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

July 25, 2000
Las Vegas, Nevada

RIVIERA BLACK HAWK, INC.
BALANCE SHEETS
June 30, 2000 and December 31, 1999
(In Thousands, except share amounts)
--------------------------------------------------------------------------------------------------------------------
                                                                       June 30,              December 31,
                                                                         2000                    1999
ASSETS                                                               (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                            $7,708                  $1,810
   Cash and cash equivalents - restricted                                1,690                   7,173
   Short term investments - restricted                                                           2,820
   Accounts receivable related to construction financing                   233
   Inventories                                                             133
   Prepaid expenses and other assets                                       601                     795
                                                               ---------------------   ---------------------
       Total current assets                                             10,366                  12,598

PROPERTY AND EQUIPMENT, NET                                             68,933                  56,734
DEFERRED FINANCING COSTS, Net                                            2,989                   3,446
OTHER ASSETS                                                                 6                      12
DEFERRED INCOME TAXES                                                    1,009                    160
                                                               ---------------------   ---------------------
TOTAL                                                                  $83,301                 $72,950
                                                               =====================   =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                    $1,599                     $69
   Accounts payable                                                      2,981                   3,053
   Management fees payable                                                 349
   Accrued interest expense                                              1,151                     976
   Accrued other expenses                                                1,861                     110
                                                               ---------------------   ---------------------
     Total current liabilities                                           7,940                   4,208
                                                               ---------------------   ---------------------
LONG-TERM DEBT, NET OF CURRENT PORTION                                  53,595                  45,742
                                                               ---------------------   ---------------------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 10,000 shares
     authorized; 1,000 shares issued and outstanding
   Additional paid-in capital                                          23,513                  23,474
   Accumulated deficit                                                 (1,748)                   (474)
                                                               ---------------------   ---------------------
      Total stockholders' equity                                       21,766                  23,000
                                                               ---------------------   ---------------------
TOTAL                                                                 $83,301                 $72,950
                                                               =============================================
See notes to condensed  financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(In thousands, except per share amounts)
                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                        2000           1999             2000          1999
REVENUES:
    Casino                                            $8,525                          $16,104
     Food & beverage                                   1,280                            1,991
     Other                                                84                              146
           Total revenues                              9,889                           18,242
     Less promotional allowances                         947                            1,416
           Net revenues                                8,942                           16,826

COSTS AND EXPENSES:
Direct costs and expenses of operating departments:
      Casino                                           5,448                            8,081
      Food and beverage                                  489                              845
      Other                                                3                                5
Other operating expenses:
      Selling, general and administrative              2,473                            4,189
      Preopening expenses                                  0            58              1,222           73
      Management fees                                     16                              349
      Depreciation and amortization                      616                            1,229
                   Total costs and expenses            9,044            58             15,920           73

INCOME (LOSS) FROM OPERATIONS

OTHER (EXPENSE) INCOME
Interest expense                                      (2,305)                          (3,768)
Interest  income                                         130                              164
Interest capitalized                                       0                              577
                    Total other expense               (2,175)            0             (3,028)           0

LOSS BEFORE BENEFIT FOR TAXES                         (2,277)          (58)            (2,122)         (73)

BENEFIT FOR INCOME TAXES INCLUDING
    COLORADO STATE INCOME TAX                           (928)                            (849)

NET LOSS                                             ($1,350)         ($58)           ($1,273)        ($73)

See notes to condensed financial statements

RIVIERA BLACK HAWK, INC.
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                    Three Months Ended       Six Months Ended
                                                                        June 30, 2000           June 30, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   ($1,350)               ($1,273)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                              616                  1,229
    Provision for bad debts                                                     12                     23
    Interest expense                                                         2,305                  3,768
    Interest paid                                                           (3,283)                (3,302)
    Capitalized interest on construction projects                                                                            (577)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                               442                   (256)
      Decrease (increase) in inventories                                        73                   (133)
      Decrease (increase) in prepaid expenses
          and other assets                                                    (350)                   (19)
      Increase (decrease) in accounts payable                               (1,904)                  (162)
      Increase (decrease) in  management fees payable                           16                    349
      Increase (decrease) in accrued liabilities                              (787)                   688
      Increase (decrease) in current income taxes payable                      (54)
      Increase (decrease) in deferred income taxes                             849                    849
                                                                  ------------------------------------------------
       Net cash  provided by  operating activities                          (3,415)                 1,184
                                                                  ------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - Black Hawk, Colorado project                     (750)               (13,428)
      Capitalized interest on construction projects                                                                            577
      Decrease (increase) Black Hawk, Colorado restricted funds              3,922                  8,303
      Decrease (increase) in other assets                                        4                      6
                                                                  ------------------------------------------------
       Net cash provided by  investing activities                            3,176                 (4,542)
                                                                  ------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                        900                  9,619
      Payments on long-term borrowings                                        (379)                  (402)
      Additional paid in capital                                                                       39
                                                                  ------------------------------------------------
        Net cash  provided by  financing activities                            521                  9,256
                                                                  ------------------------------------------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS                             $282                 $5,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                               7,426                  1,810
                                                                  ------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                     7,708                  7,708
                                                                  ================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Colorado State Income Tax                                                                         $100
                                                                  ================================================
See notes to condensed financial statements
                                                6

NOTES TO  FINANCIAL STATEMENTS (UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On August 18, 1997 (date of inception), Riviera Black Hawk, Inc. (the "Company" or "RBH") was formed. The Company is a wholly owned indirect subsidiary of Riviera Holdings Corporation. The balance sheet as of December 31, 1999 and Statement of Operations for the three months and six months ended June 30, 1999 present information while the Company was in the development stage. RBH commenced operations on February 4, 2000, with the opening of the Riviera Black Hawk Casino in Black Hawk, Colorado.

Nature of Operations

The primary line of business of the Company is the operation of the Riviera Black Hawk Casino in Black Hawk, Colorado,

Casino operations are subject to extensive regulation in the State of Colorado by the Gaming Control Board and various other state and local regulatory agencies.

Principles of Presentation

The financial information at June 30, 2000, and for the three months and six months ended June 30, 2000 and 1999 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and six months ended June 30, 2000 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited condensed financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Annual Report on Form 10K.

Earnings Per  Share

The Company is a wholly owned subsidiary of Riviera Holdings Corporation. There are no publicly traded shares of the Company's stock. In accordance with Financial Accounting Standards No. 128 "Earnings Per Share", no earnings per share data is presented herein.

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

Cash and cash equivalents and short term investments - restricted

Amounts related to the Riviera Black Hawk casino project in Black Hawk, Colorado are restricted in use to that project or for the related 13% First Mortgage Notes interest payments. The restrictions were removed in August 2000.

Revenue Recognition

         Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins and losses.

         Food and beverage revenue, Entertainment Revenue and Other Revenue - The Company recognizes food and beverage, entertainment revenue and other revenue at the time that goods or services are provided.

Promotional Allowances - Promotional allowances consist primarily of food and beverage, entertainment and other services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

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

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company is required to comply with the provisions of SAB 101 by the fourth quarter of fiscal 2000. Due to the nature of the Company's operations, management does not believe that SAB 101 will have a significant impact on the Company's financial statements.

2.       LONG TERM DEBT AND COMMITTMENTS

On June 3, 1999, the Company, closed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The parent of RBH, Riviera Holdings Corporation, has not guaranteed the $45 million RBH Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of RBH operations to cover if (i) the $5.85 million interest on such Notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million as follows:

Operating Period #1 April 1, 2000-December 31, 2000 $6.75 Million Operating Period #2 January 1, 2001-December 31, 2001 $9.0 Million Operating Period #3 January 1, 2002-December 31, 2002 $9.0 Million Operating Period #4 January 1, 2003-March 31, 2003 $2.25 Million

The notes were  issued at a cost in the  amount of $3.5  million.  The  deferred
financing   costs  are  being  amortized  over  the  life  of  the  notes  on  a straight-line basis which approximates the effective interest method.

The  13%  First   Mortgage  Note   Indenture   provides  that,  in  certain
circumstances, the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% Notes without a refinancing. The Board of Directors has authorized management to repurchase a porion of the 13% Notes on the open market or in negotiated transactions from time to time under the Permitted Investments provisions of the indenture.

The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At June 30, 2000, the Company believes that it is in compliance with the covenants.

During the first quarter of 2000, RBH obtained $9.6 million in capital lease financing for 60 months at approximately 10.5% for equipment purchases.

3.  SEGMENT DISCLOSURES

RBH provides Las Vegas-style gaming, amenities and entertainment. The Company's ttwo reportable segments are based upon the type of service provided: Casino and food and beverage. The casino segment provides customers with gaming activities through traditional table games and slot machines. The food and beverage segment provides restaurant and drink services.

     All other segment activity consists of rent income, telephone and other activity. Intersegment revenues consist of revenues generated through complimentary sales to customers by the casino segment. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company opened for business on February 4, 2000. The Company was in the development stage at June 30, 1999, accordingly, no comparative data is provided for that period.

                                                         Food and
  Three Months ended June 30, 2000           Casino      Beverage       All Other        Total
Revenues from external customers             $8,525          $333            $84          $8,942
Intersegment revenues                                         947                            947
Segment profit (loss)                         3,077          (156)            81           3,002

                                                         Food and
  Six Months ended June 30, 2000             Casino      Beverage       All Other        Total
Revenues from external customers            $16,104          $575           $146         $16,826
Intersegment revenues                         1,416                        1,416
Segment profit (loss)                         8,023          (270)           141           7,895

Reconciliation of segment profit to consolidated net income before taxes:
                                                           Three Months Ended       Six Months Ended
                                                                 2000                      2000
Segment profit                                                      $3,002                   $7,895
Other operating expenses                                             3,105                    6,989
Other expense                                                        2,175                    3,028
                                                             --------------          ----------------
Net income (loss)  before provision for taxes                     ($2,277)                  ($2,122)

The Company markets directly to residents of Denver, Colorado. Substantially all revenues are derived from patrons visiting the Company from the Denver metropolitan area. Revenues from a foreign country or region may exceed 10% of all reported segment revenues; however, the Company cannot identify such information based upon the nature of gaming operations.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Factors Effecting Comparability

Riviera Black Hawk, Inc. was in the development stage at June 30, 1999. Accordingly, no comparative data is provided.

The following table sets forth certain operating information for the Company for the three months and six months ended June 30, 2000. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                                Three Months Ended        Six Months Ended
                                                                       June 30,                 June 30,
        Income Statement Data:                                           2000                     2000
                                                               --------------------------------------------------
        Revenues:
          Casino                                                         95.3%                     95.7%
          Food and beverage                                              14.3%                     11.8%
          Other                                                           0.9%                      0.9%
          Less promotional allowances                                   -10.6%                     -8.4%
                                                               --------------------------------------------------
          Net Revenues                                                  100.0%                    100.0%
        Costs and Expenses:
            Casino                                                       63.9%                     50.2%
            Food and beverage                                            38.2%                     42.4%
            Other                                                         3.0%                      3.6%
            General and administrative                                   27.6%                     24.9%
            Management fees                                               0.2%                      2.1%
            Preopening Expenses - Black Hawk, Colorado Project            0.0%                      7.3%
            Depreciation and amortization                                 6.9%                      7.3%
                                                               --------------------------------------------------
                    Total costs and expenses                            102.8%                     94.6%
        Income from operations                                           -2.8%                      5.4%
                                                               --------------------------------------------------
        Interest expense                                                -25.8%                    -22.4%
        Interest income                                                   1.5%                      1.0%
        Interest, capitalized                                             0.0%                      3.4%
        Income before provision  for income  taxes                      -25.5%                    -12.6%
                                                               --------------------------------------------------
        Provision  for income taxes                                     -10.4%                     -5.1%
        Net Income                                                      -15.1%                     -7.6%
                                                               --------------------------------------------------
        EBITDA (1)  Margin                                                5.9%                     22.0%
                                                               --------------------------------------------------
        Net cash provided by operating activities                       -38.2%                      7.0%
                                                               --------------------------------------------------

(1) EBITDA consists of earnings before interest, income taxes, depreciation, amortization, management fees and preopening expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP") it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA is a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999. Operations Commenced February 4, 2000

Special Factors Effecting Comparability

Riviera Black Hawk, Inc. was in the development stage at June 30, 1999. Accordingly, no comparative data is provided.

Revenues

Riviera Black Hawk Casino opened for business in Black Hawk, Colorado, on February 4, 2000. Net revenues for the second quarter ending June 30, 2000, totaled $8.9 million. Casino revenues were $8.5 million or 95.3% of total net revenues. In the casino $8.0 million of the total was slot machine revenues with the balance of $500,000 provided by casino table games. Food and Beverage revenues were approximately $1.3 million of which $950,000 were promotional allowances representing drinks and meals to casino patrons.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments were $6.0 million. Casino expenses were $5.4 million, or 63.9% of casino revenues. These expenses were primarily payroll and related taxes and benefits, gaming taxes and licenses, and marketing. Food and beverage expenses were approximately $500,000, or 38% of gross food and beverage revenues.

Other Operating Expenses

Selling, general and administrative expenses were $2.5 million, or 27.6% of net revenues. General and administrative expenses consist mainly of payroll and related taxes and benefits. Management fees to its parent were approximately $16,000. Those fees are due Riviera Holdings Corporation and are based on a percent of net revenues and EBITDA.

Depreciation for the period was $616,000 and was based on the total property cost of approximately $54.0 million.

Other Income (Expense)

In June 1999, RBH completed a $45 million private placement of 13% First Mortgage Notes. Interest expense on those notes of approximately $2.3 million, was recorded in the second quarter of 2000. Interest income, on investments from the unused proceeds of the 13% First Mortgage Notes, was $130,000.

Net Income (Loss)

The net loss for the three months ended June 30, 2000, was $1.3 million or 15% of net revenues. Provision for income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax for the Black Hawk, Colorado property.

EBITDA

EBITDA for the three months ended June 30, 2000, was approximately $530,000, or 5.9% of net revenues.

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999. Operations Commenced February 4, 2000

Special Factors Effecting Comparability

Riviera Black Hawk, Inc. was in the development stage at June 30, 1999. Accordingly, no comparative data is provided.

Revenues

Riviera Black Hawk Casino opened for business in Black Hawk, Colorado, on February 4, 2000. Net revenues for the period commencing February 4, 2000 and ending June 30, 2000, totaled $16.8 million. Casino revenues were $16.1 million or 95.7% of total net revenues. In the casino $15.3 million of the total was slot machine revenues with the balance of $800,000 provided by casino table games. Food and Beverage revenues were approximately $2.0 million of which $1.4 million were promotional allowances representing drinks and meals to casino patrons.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments were $8.9 million. Casino expenses were $8.1 million, or 50.2% of casino revenues. These expenses were primarily payroll and related, gaming tax and license, and marketing. Food and beverage expenses were approximately $850,000, or 42% of gross food and beverage revenues.

Other Operating Expenses

Selling, general and administrative expenses were $4.2 million, or 24.9% of net revenues.

General and administrative expenses consist mainly of payroll and related taxes and benefits. Preopening expenses totaled $1.2 million and were comprised mainly of payroll and related taxes and benefits for the period January 1 through February 3, 2000 when employee service training was provided. Management fees to its parent were approximately $350,000. Those fees are due Riviera Holdings Corporation and are based on a percent of net revenues and EBITDA.

Depreciation for the period was $1.2 million and was based on the total property cost of approximately $54.0 million.

Other Income (Expense)

In June 1999, RBH completed a $45 million private placement of 13% First Mortgage Notes. Interest expense (net of capitalized interest) on those notes of approximately $3.2 million, was recorded in the period. Contingent interest, based on 5% of cash flow as defined and totaling $176,000 is included in interest expense. Interest income, on investments from the unused proceeds of the 13% First Mortgage Notes, was $160,000.

Capitalized interest was $577,000 on the project for the period January 1, 2000 through February 3, 2000. Capitalized interest in 1999 was realized by Riviera Holdings Corporation and is a component of their investment in RBH.

Net Income (Loss)

The net loss for the six months ended June 30, 2000, was $1.3 million or 7.6% of net revenues. Provision for income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax for the Black Hawk, Colorado property.

EBITDA

EBITDA for the period ended June 30, 2000, was $3.7 million, or 22.0% of net revenues. Preopening expenses of $1.2 million are not included in the EBITDA calculation.

Liquidity and Capital Resources

At June 30, 2000, the RBH had cash, restricted cash and cash equivalents of $9.4 million. The Company had working capital of $2.5 million and shareholders equity of $21.8 million.

The Company's net cash provided by operating activities was approximately $1.2 million for the period ending June 30, 2000. Management believes that the $9.4 million in cash and cash equivalents, and the "keep well" commitments from Riviera Holdings Corporation will be sufficient to cover the Company's investment in budgeted capital expenditures for 2000 including completion of the Black Hawk casino development and the working capital requirements to operate the casino for the first twelve months of operations.

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

The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to :
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At June 30, 2000, the Company believes that it is in compliance with the covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 60 days or less.

As of June 30, 2000, we had $55.2 million in borrowings. The borrowings include $45 million in bonds maturing in 2005. Interest under the bonds is based on a rate of 13% excluding contingent interest. Also included is $.7 million in a special improvement district bond offering with Black Hawk, Colorado. The Company's share of the debt on the SID bonds of $1,470,000 when the project is complete, is payable over ten years beginning in January 2000. The special improvement district bonds bear interest at 5.5%. Other borrowings include a vehicle loan maturing in 2004 with an interest rate if 9.0%. Additionally, the Company committed to an $11.1 million capital lease line for 60 months at approximately 11.2%. The Company made draws on the lease line beginning in 2000 in the amount of $9.6 million at a weighted average interest rate of 10.5%.

Interest Rate Sensitivity

Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(Amounts in                                                                                                          Fair Value
thousands)                           2000      2001      2002      2003      2004     Thereafter         Total       at 6/30/00

Long Term Debt Including Current Portion

Equipment loans
Black Hawk, Colorado                   $   5     $  10     $   8                                        $   23      $    23

Average interest rate                  11.2%     11.2%     11.2%

Capital leases
 Black Hawk, Colorado                $ 1,269   $ 1,600   $ 1,777   $ 1,973   $ 2,191    $    656       $ 9,466    $   9,466

Average interest rate                  10.8%     10.8%     10.8%     10.8%     10.8%        10.8%

Special Improvement District Bonds

 Black Hawk, Colorado                            $  64     $  68     $  71     $  76    $    426        $  705     $    705
Average interest rate                             5.5%      5.5%      5.5%      5.5%         5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                                $  45,000      $ 45,000    $  47,700

Average interest rate                                                                       13.0%

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

                                           RIVIERA BLACK HAWK, INC.


                                           By: /s/ William L. Westerman
                                           William L. Westerman
                                           Chief Executive Officer and Director

                                           By: /s/Ronald P. Johnson
                                           Ronald P. Johnson
                                           President and Director

                                           By: /s/ Duane Krohn
                                           Duane Krohn
                                           Treasurer,
                                           Chief Financial Office
                                           And Director

                                           Date: August 11, 2000