Form 10-Q
period 2000-09-30
RIVIERA BLACK HAWK INC
filed 2000-11-14
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-Q

Mark One

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30,  2000

                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________ to ____________

                        Commission file number  333-8163

          Riviera Black Hawk,  Inc.
        (Exact name of Registrant as specified in its charter)

     Colorado                                                    86-0886265
 (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                       89109
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,
  including area code    (702)794-9527

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No---


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of October 31, 2000, the number of outstanding shares of the Registrant's Common Stock was 1,000.

                      Riviera Black Hawk, Inc.
INDEX

                                                                                                         Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Report                                                                             3

Condensed Balance Sheets  at September 30, 2000 (Unaudited)  and
December 31, 1999                                                                                           4

Condensed Statements of Operations (Unaudited) for the
Three Months and Nine Months ended September 30, 2000 and 1999                                              5

Condensed Statements of Cash Flows (Unaudited) for the
Nine Months  ended  September 30, 2000 and 1999                                            6

Notes to Condensed Financial Statements (Unaudited)                                                         7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                        16


PART II.  OTHER INFORMATION

Signature Page                                                                                             18


INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., (the "Company") as of September 30, 2000, and the related condensed statements of operations for the three months and nine months ended September 30, 2000 and 1999 and the condensed statemenst of cash flows for the nine months ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Riviera Black Hawk, Inc. as of December 31, 1999, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2000 (March 6, 2000 with respect to Note 6), we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

October 24, 2000
Las Vegas, Nevada

RIVIERA BLACK HAWK, INC.
 BALANCE SHEETS
September 30, 2000 and December 31, 1999
(In Thousands, except share amounts)
--------------------------------------------------------------------------------------------------------
                                                                September 30,          December 31,
                                                                     2000                  1999
ASSETS                                                            (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                        $10,061             $1,810
   Cash and cash equivalents - restricted                                                7,173
   Short term investments - restricted                                                   2,820
   Accounts receivable                                                  397
   Inventories                                                          153
   Prepaid expenses and other assets                                    632                795
                                                              ----------------------------------------
       Total current assets                                          11,243             12,598

PROPERTY AND EQUIPMENT, NET                                          68,671             56,734
DEFERRED FINANCING COSTS, Net                                         2,639              3,446
OTHER ASSETS                                                             18                 12
DEFERRED INCOME TAXES                                                 1,645                160
                                                              ----------------------------------------
TOTAL                                                               $84,216            $72,950
                                                              ========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                 $1,640                $69
   Accounts payable                                                   2,230              3,053
   Management fees payable to parent                                    532
   Accrued interest expense                                           2,644                976
   Accrued other expenses                                             3,472                110
                                                                ----------------------------------------
     Total current liabilities                                       10,518              4,208
                                                                ----------------------------------------
LONG-TERM DEBT, NET OF CURRENT PORTION                               52,887             45,742
                                                                ----------------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 10,000 shares
     authorized; 1,000 shares issued and outstanding
   Additional paid-in capital                                        23,513             23,474
   Accumulated deficit                                               (2,702)              (474)
                                                                ----------------------------------------
      Total stockholders' equity                                     20,811             23,000
                                                                ----------------------------------------
TOTAL                                                               $84,216            $72,950
                                                                ========================================
See notes to condensed  financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF OPERATIONS (Unaudited)
FOR THE THREE MONTHS AND NINE MONTHS  ENDED SEPTEMBER 30, 2000 AND 1999
(In thousands, except per share  amounts)
                                                                      Three Months Ended           Nine Months Ended
                                                                         September 30,                September 30,
                                                                       2000          1999          2000           1999
REVENUES:

  Casino                                                                 $10,751                     $26,848
  Food and beverage                                                        1,076                       3,069
  Other                                                                      103                         249
                                                                  ----------------------------------------------------------
            Total revenues                                                11,930                      30,165
   Less promotional allowances                                               666                       2,082
                                                                  ----------------------------------------------------------
            Net revenues                                                  11,264                      28,083
                                                                  ----------------------------------------------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:

    Casino                                                                 7,017                      15,100
    Food and beverage                                                        403                       1,248
    Other                                                                      1                           1
Other operating expenses:
    General and administrative                                             2,820                       7,005
    Preopening expenses                                                        0            44         1,222            119
    Management fees to parent                                                183                         532
    Depreciation and amortization                                            787                       2,015
                                                                  ----------------------------------------------------------
            Total costs and expenses                                      11,210            44        27,123            119
                                                                  ----------------------------------------------------------
INCOME (LOSS) FROM OPERATIONS                                                 54           (44)          960          (119)
                                                                  ----------------------------------------------------------

OTHER (EXPENSE) INCOME
Interest expense                                                          (1,870)       (1,900)       (5,638)        (2,093)
Interest income                                                              226           382           390            382
Interest capitalized                                                           0         1,519           576          1,519
                                                                  ----------------------------------------------------------
     Total other expense                                                 (1,644)             1       (4,672)          (192)
                                                                  ----------------------------------------------------------
LOSS BEFORE BENEFIT FOR TAXES                                            (1,590)          (43)       (3,712)          (311)
BENEFIT  FOR INCOME TAXES INCLUDING                                        (636)          (15)       (1,485)          (109)
                                                                  ----------------------------------------------------------
   COLORADO STATE INCOME TAX
NET LOSS                                                                  ($954)         ($28)      ($2,227)         ($202)
                                                                  ==========================================================

See notes to condensed financial statements

RIVIERA BLACK HAWK, INC.
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000
STATEMENTS OF CASH FLOWS (Unaudited)
                                                                                Nine Months Ended      Nine Months Ended
                                                                                September 30, 2000     September 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                   ($2,227)               ($202)
  Adjustments to reconcile net loss to net cash provided by
    operating activities:
    Depreciation and amortization                                                            2,016
    Provision for bad debts                                                                     31
    Interest expense                                                                         5,638
    Interest paid                                                                           (3,534)
    Capitalized interest on construction projects                                             (577)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                              (428)
      Decrease (increase) in inventories                                                      (152)
      Decrease (increase) in prepaid expenses
          and other assets                                                                     163
      Increase (decrease) in accounts payable                                                 (823)
      Increase (decrease) in  management fees payable                                          532
      Increase (decrease) in accrued liabilities                                             2,926
      Increase (decrease) in deferred income taxes                                          (1,485)
                                                                              ----------------------------------------------
       Net cash  provided by (used in) operating activities                                  2,079                 (202)
                                                                              ----------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - Black Hawk, Colorado project                                  (13,953)             (15,744)
      Capitalized interest on construction projects                                            577                1,519
      Decrease (increase) Black Hawk, Colorado restricted funds                              9,992              (17,848)
      Purchase of short-term investments                                                                         (5,173)
      Decrease (increase) in other assets                                                      801               (3,718)
                                                                              ----------------------------------------------
       Net cash provided by (used in) investing activities                                  (2,583)             (40,964)
                                                                              ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                      9,831               45,000
      Payments on long-term borrowings                                                      (1,115)
      Advances from (payments to)Riviera Holdings Corporation                                                    (6,241)
      Additional paid in capital                                                                39                2,279
                                                                              ----------------------------------------------
        Net cash  provided by  financing activities                                          8,755               41,038
                                                                              ----------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                       $8,251                ($128)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               1,810                  543
                                                                              ----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $10,061                 $415
                                                                              ==============================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid for Colorado State Income Tax                                                     $100
                                                                              ==============================================
See notes to  condensed financial statements

NOTES TO  FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On August 18,  1997 (date of  inception),  Riviera  Black Hawk,  Inc.  (the
"Company" or "RBH") was formed. The Company is a wholly owned indirect subsidiary of Riviera Holdings Corporation. The Company pays a management fee to Riviera Gaming Management, Inc. of Colorado, a wholly owned indirect subsidiary of Riviera Holdings Corporation. The balance sheet as of December 31, 1999 and Statement of Operations for the three months and nine months ended September 30, 1999 present information while the Company was in the development stage. RBH commenced operations on February 4, 2000, with the opening of the Riviera Black Hawk Casino in Black Hawk, Colorado.

Nature of Operations

The primary business activity of the Company is the operation of the Riviera Black Hawk Casino in Black Hawk, Colorado,

Casino operations are subject to extensive regulation in the State of Colorado by the Colorado Limited Gaming Control Commission and various other state and local regulatory agencies.

Principles of Presentation

The financial information at September 30, 2000, and for the three months and nine months ended September 30, 2000 and 1999 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months and nine months ended September 30, 2000 are not necessarily indicative of the results that will be achieved for the entire year.

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

Cash and cash equivalents and short term investments - restricted

Amounts related to the Riviera Black Hawk casino project in Black Hawk, Colorado were restricted in use to that project or for the related 13% First Mortgage Notes interest payments. The restrictions were removed in August 2000.

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

2.       LONG TERM DEBT AND COMMITTMENTS

On June 3, 1999, the Company, closed a $45 million private placement of 13% First Mortgage Notes(the 13% First Mortgage Notes). The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. As part of the registration rights agreement dated June 3, 1999 entered into with the initial purchaser of the Notes, the Company agreed to offer to exchange an aggregate principal amount of up to $45 million of its 13% First Mortgage Notes due 2005 (the 13% First Mortgage Notes) for a like principal amount of its Notes outstanding (the Exchange Offer). The terms of the 13% First Mortgage Notes are identical in all matierial respects to those of the Notes (including principle amount, interest rate and maturity), except for certain transfer restrictions and registration rights relating to the Notes. The Exchange Offer was completed on January 4, 2000. The parent of Riviera Black Hawk, Riviera Holdings Corporation, has not guaranteed the 13% Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of Riviera Black Hawk operations to cover if

(i)the $5.85 million interest on such 13% First Mortgage Notes is not paid by Riviera Black Hawk and (ii) the amount by which Riviera Black Hawk cash flow is less than $9.0 million as follows:

Operating Period #1       April 1, 2000-December 31, 2000       $6.75  Million
Operating Period #2     January 1, 2001-December 31, 2001       $9.0   Million
Operating Period #3     January 1, 2002-December 31, 2002       $9.0   Million
Operating Period #4     January 1, 2003-March 31, 2003          $2.25  Million

The 13% First Mortgage Notes were issued at a cost in the amount of $3.5 million. The deferred financing costs are being amortized over the life of the notes on a straight-line basis which approximates the effective interest method.

The 13% First Mortgage Notes provide that, in certain circumstances, the Company must offer to repurchase the 13% First Mortgage Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% First Mortgage Notes without a refinancing.

The Board of Directors has authorized management to repurchase a portion of the 13% First Mortgage Notes on the open market or in negotiated transactions from time to time under the Permitted Investments provisions of the indenture.

The 13% First Mortgage Notes contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited.

In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At September 30, 2000, the Company believes that it is in compliance with the covenants.

The 13% First Mortgage Notes bear Contingent Interest based on 5% of cash flow as defined and total approximately $200,000 as of September 30, 2000.

During the first quarter of 2000, Riviera Black Hawk obtained $9.6 million in capital lease financing for 60 months at approximately 10.8% for equipment purchases.

4.  SEGMENT DISCLOSURES

RBH provides Las Vegas-style gaming, amenities and entertainment. The Company's two reportable segments are based upon the type of service provided: Casino and food and beverage. The casino segment provides customers with gaming activities through traditional table games and slot machines. The food and beverage segment provides restaurant and drink services.

     All other segment activity consists of rent income, telephone and other activity. Intersegment revenues consist of revenues generated through complimentary sales to customers by the casino segment. The Company evaluates each segment's performance based on segment operating profit. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies. The Company opened for business on February 4, 2000. The Company was in the development stage at September 30, 1999, accordingly, no comparative data is provided for that period.

                                                                     Food and
        Three Months ended September 30, 2000            Casino      Beverage       All Other       Total
Revenues from external customers                        $10,751          $410            $103      $11,264
Intersegment revenues                                                     666                          666
Segment profit                                            3,734             8             102        3,844

                                                                     Food and
         Nine Months ended September 30, 2000            Casino      Beverage       All Other       Total

Revenues from external customers                        $26,848          $987            $249      $28,083
Intersegment revenues                                                   2,082                        2,082
Segment profit (loss)                                    11,748          (261)            248       11,734

Reconciliation of segment profit to consolidated net income before taxes:

                                                                 Three Months Ended         Nine Months Ended
                                                                       2000                          2000
Segment profit                                                        $3,844                      $11,734
Other operating expenses                                               3,790                       10,775
Other expense                                                          1,644                        4,671
                                                                 --------------                -------------
Loss before benefit for taxes                                        ($1,590)                     ($3,712)

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Factors Effecting Comparability

Riviera Black Hawk, Inc. was in the development stage at September 30, 1999. Accordingly, no comparative data is provided. The following table sets forth certain operating information for the Company for the three months and nine months ended September 30, 2000. Revenues and promotional allowances are shown as a percentage of net revenues. Department costs are shown as a percentage of departmental revenues. All other percentages are based on net revenues.

                                                                         Three Months Ended      Nine Months Ended
                                                                            September 30,          September 30,
        Income Statement Data:                                                  2000                    2000
                                                                       -----------------------------------------------
        Revenues:
          Casino                                                                         95.4%                  95.6%
          Food and beverage                                                               9.6%                  10.9%
          Other                                                                           0.9%                   0.9%
          Less promotional allowances                                                    -5.9%                  -7.4%
                                                                       -----------------------------------------------
          Net Revenues                                                                  100.0%                 100.0%
        Costs and Expenses:
            Casino                                                                       65.3%                  56.2%
            Food and beverage                                                            37.4%                  40.7%
            Other                                                                         1.0%                   0.4%
            General and administrative                                                   25.0%                  24.9%
            Management fees                                                               1.6%                   1.9%
            Preopening Expenses - Black Hawk, Colorado Project                            0.0%                   4.4%
            Depreciation and amortization                                                 7.0%                   7.2%
                                                                       -----------------------------------------------
                    Total costs and expenses                                             99.5%                  96.6%
        Income from operations                                                            0.5%                   3.4%
                                                                       -----------------------------------------------
        Interest expense                                                                -16.6%                 -20.1%
        Interest income                                                                   2.0%                   1.4%
        Interest, capitalized                                                             0.0%                   2.1%
        Income before provision  for income  taxes                                      -14.1%                 -13.2%
                                                                       -----------------------------------------------
        Provision  for income taxes                                                      -5.6%                  -5.3%
        Net Loss                                                                         -8.5%                  -7.9%
                                                                       -----------------------------------------------
                                                                       -----------------------------------------------
        EBITDA (1)  Margin                                                                9.1%                  16.8%
                                                                       -----------------------------------------------
                                                                       -----------------------------------------------
        Net cash provided by operating activities                                         8.0%                   7.4%
                                                                       -----------------------------------------------

(1)  EBITDA   consists  of  earnings   before   interest,   income   taxes,
depreciation, amortization, management fees and preopening expenses. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with accounting principles generally accepted in the United States of America it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999. Operations Commenced February 4, 2000

Special Factors Effecting Comparability

Riviera Black Hawk, Inc. was in the development stage at September 30, 1999. Accordingly, no comparative operating data is provided.

Revenues

Riviera Black Hawk Casino opened for business in Black Hawk, Colorado, on February 4, 2000. Net revenues for the third quarter ending September 30, 2000, totaled $11.3 million. Casino revenues were $10.8 million or 95.4% of total net revenues. In the casino $10.3 million of the total was slot machine revenues with the balance of $500,000 provided by casino table games. Food and Beverage revenues were approximately $1.1 million of which approximately $670,000 were promotional allowances representing drinks and meals to casino patrons.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments were $7.4 million. Casino expenses were $7.0 million, or 65.3% of casino revenues. These expenses were primarily payroll and related, gaming tax and license, and marketing. The Colorado gaming tax is graduated beginning July 1 of the State's fiscal year. Industry practice requires that the gaming taxes be spread over the twelve months on an average basis. Based on an average rate for Riviera Black Hawk of approximately 17 per cent, the amounts included in expense for the third quarter are approximately $1 million more than the graduated rates. After promotional allowances of approximately $800,000 were transferred to the casino, food and beverage expenses were approximately $400,000, or 37.4% of gross food and beverage revenues.

Other Operating Expenses

General and administrative expenses were $2.8 million, or 25.0% of net revenues. General and administrative expenses consist mainly of payroll and related taxes and benefits. Management fees to its parent were approximately $183,000. Those fees are due to Riviera Holdings Corporation and are based on a percentage of net revenues and EBITDA.

Other Income (Expense)

In June 1999, Riviera Black Hawk completed a $45 million private placement of 13% First Mortgage Notes. On January 4, 2000, the Exchange Offer to exchange an aggregate principal amount of up to $45 million of 13 % First Mortgage Notes for a like principal amount of the Notes was consummated. Interest expense on those notes of approximately $1.9 million, was recorded in the third quarter of 2000 and 1999. In 1999, appoximately $1.5 million of interest expense was capitalized. Interest income, on investments from the unused proceeds of the 13% First Mortgage Notes, was approximately $230,000, a decrease of approximately $150,000 from the same period in 1999.

Net Income (Loss)

The net loss for the three months ended September 30, 2000, was $950,000 or 8.5% of net revenues. The benefit from income taxes includes the normal 35% benefit for federal taxes and 5% for Colorado State Income Tax.

EBITDA

EBITDA for the three months ended September 30, 2000, was approximately $1.0 million, or 9.1% of net revenues.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999. Operations Commenced February 4, 2000


Special Factors Effecting Comparability

Riviera Black Hawk, Inc. was in the development stage at September 30, 1999. Accordingly, no comparative operating data is provided.

Revenues

Riviera Black Hawk Casino opened for business in Black Hawk, Colorado, on February 4, 2000. Net revenues for the period commencing February 4, 2000 and ending September 30, 2000, totaled $28.1 million. Casino revenues were $26.8 million or 95.6% of total net revenues. In the casino $25.5 million of the total was slot machine revenues with the balance of $1.3 million provided by casino table games. Food and Beverage revenues were approximately $3.1 million of which $2.1 million were promotional allowances representing drinks and meals to casino patrons.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments were $16.3 million. Casino expenses were $15.1 million, or 56.2% of casino revenues. These expenses were primarily payroll and related taxes and benefits, gaming taxes and licenses, and marketing. After promotional allowances of approximately $2.5 million were transferred to the casino, food and beverage expenses totaled approximately $1.2 million, or 40.7% of gross food and beverage revenues.

Other Operating Expenses

General and administrative expenses were $7.0 million, or 24.9% of net revenues. General and administrative expenses consist mainly of payroll and related taxes and benefits. Preopening expenses totaled $1.2 million and were comprised mainly of payroll and related taxes and benefits for the period January 1 through February 3, 2000 when employee service training was provided. Management fees to its parent were approximately $530,000. Those fees are due to Riviera Holdings Corporation and are based on a percentage of net revenues and EBITDA.

Depreciation for the period was $2.0 million and was based on the total property cost of approximately $54.0 million.

Other Income (Expense)

In June 1999, Riviera Black Hawk completed a $45 million private placement of 13% First Mortgage Notes. On January 4, 2000 the Exchange Offer to exchange an aggregate principal amount of up to $45 million of 13% First Mortgage Notes for a like principal amount of the Notes was consummated. Interest expense on those notes and other debt of approximately $5.6 million, was recorded in the nine months of 2000 compared to $2.1 million for the nine months ended of 1999. Contingent interest, based on 5% of cash flow as defined and totaling approximately $200,000 is included in interest expense for the nine months of 2000. Interest income, on investments from the unused proceeds of the 13% First Mortgage Notes, was $390,000 for the nine months of 2000 compared to $382,000 for the nine months of 1999.

Capitalized interest was $577,000 on the project for the period January 1, 2000 through February 3, 2000. Capitalized interest of $1.5 million in 1999 included capitalized interest realized by Riviera Holdings Corporation and is a component of their investment in Riviera Black Hawk.

Net Loss

The net loss for the nine months ended September 30, 2000, was $2.2 million or 7.9% of net revenues. The benefit from income taxes includes the normal 35% provision for federal taxes and 5% for Colorado State Income Tax.

EBITDA

EBITDA for the period ended September 30, 2000, was $4.7 million, or 16.8% of net revenues. Preopening expenses of $1.2 million are not included in the EBITDA calculation.

Liquidity and Capital Resources

At September 30, 2000, the RBH had cash and cash equivalents of $10.1 million. The Company had working capital of approximately $1.0 million and shareholders equity of $20.8 million.

The Company's net cash provided by operating activities was approximately $2.1 million for the period ending September 30, 2000. Management believes that the $10.1 million in cash and cash equivalents, and the "keep well" commitments from Riviera Holdings Corporation will be sufficient to cover the Company's investment in budgeted capital expenditures for 2000 including completion of the Black Hawk casino development and the working capital requirements to operate the casino for the first twelve months of operations.

Cash flow from operations may not be sufficient to pay 100% of the principal of the 13% First Mortgage Notes at maturity on May 1, 2005. Accordingly, the ability of the Company to repay the 13% First Mortgage Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company will be able to refinance the principal amount of the 13% First Mortgage Notes at maturity. At any time prior to May 1, 2001, the Company may redeem up to 35% of the aggregate principal amount of the 13% First Mortgage Notes issued under the indenture at a redemption price of 113% of the principal amount. On or after May 1, 2002, the Company may redeem all or a part of the notes at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 13% First Mortgage Notes provide that, in certain circumstances, the Company must offer to repurchase the 13% First Mortgage Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% First Mortgage Notes without a refinancing.

The 13% First Mortgage Notes contain certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations.

At September 30, 2000, the Company believes that it is in compliance with the covenants of the 13% First Mortgage Notes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 60 days or less.

As of September 30, 2000, we had $54.5 million in borrowings. The borrowings include $45 million in bonds maturing in 2005. Interest under the bonds is based on a rate of 13% excluding contingent interest. Also included is $.6 million in a special improvement district bond offering with Black Hawk, Colorado. The Company's share of the debt on the SID bonds is payable over ten years beginning in January 2000. The special improvement district bonds bear interst at 5.5%. Other borrowings include a vehicle loanof $20,000 maturing in 2004 with an interest rate of 9.0% and capital leases in the amount of $9.6 million at a weighted average interest rate of 10.8% payable over sixty months.

Interest Rate Sensitivity

Principal (Notational Amount by Expected Maturity)
Average Interest Rate
(000's)                                                                                                         Fair Value
                                      2000      2001      2002      2003      2004     Thereafter     Total     at 9/30/00

Long Term Debt Including Current Portion
Equipment loans

Black Hawk, Colorado                   $   2     $  10     $   8                                       $   20       $    20
Average interest rate                  11.2%     11.2%     11.2%
Capital leases
 Black Hawk, Colorado                 $  681   $ 1,600   $ 1,777   $ 1,973   $ 2,191     $    656     $ 8,878     $   8,878
Average interest rate                  10.8%     10.8%     10.8%     10.8%     10.8%        10.8%

Special Improvement District Bonds

 Black Hawk, Colorado                            $  64     $  68     $  71     $  76     $    350      $  629      $    629
Average interest rate                             5.5%      5.5%      5.5%      5.5%         5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino

project                                                                                 $  45,000    $ 45,000     $  46,125
Average interest rate                                                                       13.0%

Forward Looking Statements

This  report  includes  forward-looking  statements  within the  meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. Statements in this report regarding future events or conditions, including statements regarding industry prospects and the Company's expected financial position, business and financing plans, are forward-looking statements. Although the
Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations are disclosed in this report as well as the Company's most recent annual report on Form 10-K, and include the Company's substantial leverage, the risks associated with the expansion of the Company's business, as well as factors that affect the gaming industry generally. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligations to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                            Date: November 13, 2000