Form 10-K
period 2000-12-31
RIVIERA BLACK HAWK INC
filed 2001-03-28
CIK 1089508

===========================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

The Registrant  meets the conditions set forth in General  Instruction I(1)

(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

    (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2000.

[ ] Transition report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the transition period from __________ to
__________

                  Commission file number 333-8163

                        RIVIERA BLACK HAWK, INC.
       (Exact name of Registrant as specified in its charter)

      Colorado                                                  86-0886265
(State of Incorporation)                               (IRS. Employer ID Number)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                  89109
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (702) 794-9527

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

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

         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of March 16, 2001 the number of outstanding shares of the Registrant's Common Stock was 1,000.

Documents incorporated by reference:

            ===========================================================
                             Page 1 of 22 Pages
                    Exhibit Index Appears on Page 21 hereof.

                             RIVIERA BLACK HAWK, INC.
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

Item 1.    Business...............................................................................................3
           General................................................................................................3
           The Riviera Black Hawk Casino..........................................................................3
           Geographical Markets...................................................................................4
           Competition............................................................................................5
           Employees and Labor Relations..........................................................................6
           Regulation and Licensing...............................................................................6
           Federal Registration..................................................................................11

Item 2.    Property..............................................................................................12

Item 3.    Legal Proceedings.....................................................................................12

Item 4.    Submission of Matters to a Vote of Security Holders...................................................12

Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters..........................12

Item 6.    Selected Financial Data...............................................................................12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................12
           Results of Operations.................................................................................13
           Liquidity and Capital Resources.......................................................................15
           Recently Adopted Accounting Standards.................................................................16
           Recently Issued Accounting Standards..................................................................17
           Forward Looking Statements............................................................................17

Item 7a.   Quantitative and Qualitative Market Risk Disclosure...................................................17

Item 8.    Financial Statements .................................................................................18

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................18

Item 10.   Directors and Executive Officers of the Registrant (not applicable)...................................18

Item 11.   Executive Compensation (not applicable)...............................................................18

Item 12.   Security Ownership of certain Beneficial Owners and Management (not applicable).......................18

Item 13.   Certain Relationships and Related Transactions .......................................................18

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8K........................................18

         PART I

General

         Riviera Black Hawk, Inc., a Colorado corporation, was formed on August 18, 1997 and is wholly-owned by Riviera Operating Corporation, a Nevada corporation, which is, in turn, wholly-owned by Riviera Holdings Corporation, a Nevada corporation. Riviera Holdings Corporation, through its wholly-owned subsidiary, Riviera Operating Corporation, also owns and operates the Riviera Hotel & Casino ("Riviera Las Vegas") located on "The Strip," Las Vegas Boulevard, in Las Vegas, Nevada. Opened in 1955, Riviera Las Vegas has developed a long-standing reputation for delivering high quality, traditional Las Vegas-style gaming, entertainment and other amenities.

         The Riviera Black Hawk Casino (Riviera Black Hawk) opened on February 4, 2000. Located in Black Hawk, Colorado, approximately forty (40) miles west of Denver, our casino is one of the first three encountered when traveling from Denver to the adjacent gaming cities of Black Hawk and Central City. It is located on the corner of Mill and Main Streets, across from both the Isle of Capri casino and the Colorado Central Station casino. Riviera Black Hawk offers parking for 520 vehicles, of which ninety-two percent (92%) are covered, with convenient and free self-park and valet options.

Gaming

         Our casino features the third largest number of gaming devices in the market with approximately 960 slot machines and 12 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

Restaurants

         The quality, value and variety of food served are critical to attracting Black Hawk visitors. Riviera Black Hawk offers one restaurant, the World's Fare Buffet, a casual buffet style restaurant located on the second floor of the facility with a seating capacity of up to 265 people. The flexible design of the restaurant allows for the conversion of a portion of the dining area into private seating for up to 88 people for private parties and special events. In addition to the restaurant, our casino also includes two bars, one located in the entertainment area and the other one on the casino floor.

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

Marketing Strategy

         The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market and have been gaining market share, contributing to the consistent growth in the overall market. As of December 31, 2000, there were 26 casinos in the Black Hawk/Central City market, with ten (10) casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,145 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device.

         We attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In doing so, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "V.I.P." services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, such as parties and concerts. We have used the Player's Club promotion in our casino in Las Vegas. In our capacity as manager of the Riviera Black Hawk, we are tailoring the Player's Club promotion in Las Vegas for the Black Hawk/Central City market to implement at our casino. "V.I.P." services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

         We benefit from strong "walk-in" traffic due to the proximity of our casino to the Isle of Capri Casino and the Colorado Central Station casino. We have been and continue to develop specific marketing programs designed to attract these "walk-in" customers. We emphasize quality food and beverage amenities with customer friendly service as a marketing tool. In addition, we provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups, comedians and boxing.

         We rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 105,000 of these slot players have been identified as of December 31, 2000. In addition, we promote our casino by advertising in newspapers, on billboards and on the radio in the local areas.

Geographical Markets

The Black Hawk Market

         Gaming was first introduced to the Black Hawk/Central City market in October 1991 following a state-wide referendum where Colorado voters approved limited stakes gaming for three historic mining towns - Black Hawk, Central City and Cripple Creek. Limited stakes gaming is defined as a maximum single bet of $5. Black Hawk and Central City are contiguous cities located approximately 40 miles west of Denver and about ten miles north of Interstate Highway 70, the main east-west artery from Denver. Historically, these two gold mining communities were popular tourist towns. However, since the inception of casino gaming in October 1991, many of the former tourist-related businesses have been displaced by gaming establishments.

         The first casino in the Black Hawk/Central City market was opened in October 1991 with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 26 as of December 31, 2000.

         The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. We believe an estimated adult population exceeding 2.3 million people reside within this 100-mile radius of Black Hawk. In addition, we believe that residents within a 100 mile radius of the City of Black Hawk had an estimated average household income in excess of $50,000 per annum in 2000 based upon data contained in the Bear Sterns Global Gaming Almanac.

         Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown 44.4% from 7,252 devices in 1992 to 10,469 devices in 2000. The total number of slot machines has increased 45.7% since 1992 to 10,323 in 2000 while the total number of tables in the market has decreased to 146 tables in the market at the end of 2000. Win per gaming device per day has continued to grow despite the increase in the number of gaming devices. The City of Black Hawk experienced a 22.2% increase in gaming revenue in 2000.

         The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. Due to this superior location, larger casino operators have focused on building in the City of Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons. These factors have contributed to growth in Black Hawk gaming revenues at a compound annual rate of 29.1% since 1992 compared to a negative growth for Central City of 1.5% over the same period. The number of slot machines and tables in the City of Black Hawk has increased 119.5% and 41.0%, respectively since 1992, while the number of slot machines and tables in Central City has declined 39.5% and 57.1%, respectively over the same period.

Competition

         The Black Hawk/Central City gaming market is characterized by intense competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2000 there were 19 gaming facilities in the Black Hawk market with nine casinos each offering more than 400 gaming positions. Construction has also begun on phase one of the "Hyatt Casino" which is due to open in the fourth quarter, 2001 and is expected to feature over 1,000 slot machines. Further phases are scheduled to include a hotel as well as other amenities. Other projects have also been announced, proposed, discussed or rumored for the Black Hawk/Central City market.

         The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. The Isle of Capri Casino, which we believe to be the most successful casino in Colorado, opened in December 1998 and is located directly across the street from our casino and features approximately 1,145 slot machines, 14 table games, 1,000 parking spaces, and 235 hotel rooms in 2000. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has approximately 700 slot machines, 20 gaming tables and approximately 700 valet parking spaces.

         The number of hotel rooms currently in the Black Hawk/Central City market is approximately 405, with only three gaming facilities providing hotel accommodations to patrons. These include Harvey's Wagon Wheel Casino Hotel with approximately 120 rooms, the Lodge at Black Hawk with approximately 50 rooms and the Isle of Capri Casino which opened 235 rooms in 2000. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. Due to certain zoning restrictions primarily regarding height, however, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.

         Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. Central City has received approval for the development of a road directly connecting Central City and Black Hawk with Interstate 70 which would allow customers to reach Central City without driving by or through Black Hawk. There remain significant financial obstacles to the development of this road and it is uncertain whether it will be developed over the near to intermediate term, or developed at all.

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

         Pursuant to a license agreement Riviera Las Vegas licenses the use at the Black Hawk casino of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.

Employees and Labor Relations

         Riviera Black Hawk opened on February 4, 2000 with approximately 450 employees. As of December 31, 2000, the total number of employees was 399. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

         There are currently no collective bargaining agreements in Black Hawk casinos.

Regulation and Licensing

Colorado Gaming and Liquor Regulation

Summary

         In general we, Riviera Black Hawk, our principal executive officers and those of Riviera Holdings, and any of our employees who are involved in our gaming operations, are required to be found suitable for licensure by the Colorado Gaming Commission. Colorado also requires that significant stockholders of five percent (5%) or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Gaming Commission on November 18, 1999, and was successfully renewed on November 18, 2000.

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

         The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited sakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other approval has any right to a license or to the granting of the approval sought. Any license issued or other commission approval granted pursuant to the provisions of this Article is a revocable privilege, and no holder acquires any vested rights therein.

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

Gaming licenses

The Colorado Commission may issue:

o        slot machine manufacturer or distributor,

o        operator,

o        retail gaming,

o        support and

o        key employee gaming licenses.

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

Taxes, fees and fines

         The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation. Effective July 1 of each year, the Colorado Commission establishes the gaming tax for the following 12 months. Currently, the gaming tax is:

o        .25% on the first $2 million of these amounts;

o        2% on amounts from $2 million to $4 million;

o        4% on amounts from $4 million to $5 million;

o        11% on amounts from $5 million to $10 million;

o        16% on amounts from $10 million to $15 million; and

o        20% on amounts over $15 million.

         The Colorado Commission has eliminated the annual device fee for gaming device machines, blackjack tables and poker tables.

         The municipality of Black Hawk assesses an annual device fee of $750 per device. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $102 per device and a transportation authority device fee of $77.04 per device also may apply depending upon the location of the licensed premises in Black Hawk. The current annual business improvement fee is $89.04. The transportation authority device fee was increased to $154.08 per device effective January 31, 2001.

         Black Hawk also imposes taxes and fees on other aspects of the businesses of gaming licensees, such as parking, alcoholic beverage licenses and other municipal taxes and fees. Significant increases in these fees and taxes, or the imposition of new taxes and fees, may occur.

         Violation of the Colorado Gaming Act or the Colorado Regulations constitutes a class 1 misdemeanor which may subject the violator to fines or incarceration or both. A licensee who violates the Colorado Gaming Act or Colorado Regulations is subject to suspension of the license for a period of up to six months, fines or both, or to license revocation.

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

Pursuant to Rule 4.5, persons who acquire direct or indirect beneficial ownership of

o 5% or more of any class of voting securities of a publicly traded corporation that is required to include in its articles of organization the Rule 4.5 charter language provisions or

o 5% or more of the beneficial interest in a gaming licensee directly or indirectly through any class of voting securities of any holding company or intermediary company of a licensee, referred to as qualifying persons, shall notify the Division of Gaming within 10 days of such acquisition, are required to submit all requested information and are subject to a finding of suitability as required by the Division of Gaming or the Colorado Commission. Licensees also must notify any qualifying persons of these requirements. A qualifying person other than an institutional investor whose interest equals 10% or more must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such securities. Licensees must also notify any qualifying persons of these requirements. Whether or not notified, qualifying persons are responsible for complying with these requirements.

         A qualifying person who is an institutional investor under Rule 4.5 and who, individually or in association with others, acquires, directly or indirectly, the beneficial ownership of 15% or more of any class of voting securities must apply to the Colorado Commission for a finding of suitability within 45 days after acquiring such interests.

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

Alcoholic Beverage Licenses

         The sale of alcoholic beverages in gaming establishments is subject to strict licensing, control and regulation by state and local authorities. Alcoholic beverage licenses are revocable and nontransferable. State and local licensing authorities have full power to limit, condition, suspend for as long as six months or revoke any such licenses. Violation of state alcoholic beverage laws may constitute a criminal offense resulting in incarceration, fines, or both.

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

Item 2.  Property

         Riviera Black Hawk owns the Black Hawk land, which is located on a 71,000 square foot parcel of real property in Black Hawk, Colorado and comprises of approximately 32,000 square feet of gaming space and parking for approximately 520 vehicles (substantially all of which are covered), a 265 seat buffet, two bars and an entertainment center with seating for approximately 500 people.

Item 3.  Legal Proceedings

         We may be a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a casino. We do not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on our financial position or results of our operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Not applicable.

Item 6.  Selected Financial Data

           The following table sets forth a summary of selected financial data for the Company for the years ended December 31, in thousands:

                                             2000       1999       1998        1997
Net Operating  Revenue                    $39,713        (a)        (a)         (a)
Net Income (Loss)                          (2,946)     $(474)
Total Assets                               81,459     72,950
Long-Term Debt                             45,777     45,742

     (a) The Company was in the  development  stage from its inception on August
     18,  1997  through  February  4, 2000.  During  fiscal  1999,  the  Company
     recognized  $595,000  in  preopening  expenses,   although  there  were  no
     operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Special factors affecting comparability of results of operations.

         Riviera Black Hawk, opened for business on February 4, 2000. Results from Operations were first discussed in the Form 10Q for the period ended March 31, 2000.

Results of Operations

         The following table sets forth the Company's income statement data as a percentage of net revenues (unless otherwise noted) for the Company for the periods indicated:

                                                                  2000           1999           1998
Revenues:
  Casino                                                          95.9%
  Food and Beverage                                               10.1%
  Other                                                            1.0%
  Less promotional  allowances                                    (7.0%)
  Net revenues                                                   100.0%
Costs and Expenses:
  Casino(1)                                                       57.6%
  Food and Beverage(1).                                           41.3%
  General and administrative                                      24.0%
  Intercompany management fees                                     1.4%
  Preopening expense                                               3.1%
  Depreciation and amortization                                    7.4%

Total Costs and Expenses                                          95.3%
Income from operations                                             4.7%
Interest expense                                                (19.4)%
Interest income                                                    0.8%
Interest, capitalized                                              1.5%

Loss before benefit for income taxes                             (12.4%)
Benefit for income  taxes                                         (4.9%)

  Net Loss                                                        (7.4%)

  EBITDA (2) margin                                               16.6%            N/A             N/A
----------------------------------------------------------------------------------------------------------------
(1) Shown as a percentage of corresponding departmental revenue.

(2) EBITDA consists of earnings before interest, income taxes, depreciation and amortization(excluding preopening expense and intercompany management fees).
    While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flow from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditure and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. The Company's computation of EBITDA may not be comparable to other similarly titled measures of other companies

2000 Compared to 1999

         Special Factors Effecting Comparability of Results of Operations

         Riviera Black Hawk was in the development stage during 1999 and until February 4, 2000 when the casino opened. Accordingly, the consolidated results of operations for fiscal 2000 and 1999 are not be comparable.

         The following table sets forth, for the periods indicated, certain operating data for Riviera Black Hawk. EBITDA for the purposes of this table excludes corporate expense, pre-opening expense and inter-company management fees. Operating income from properties is presented as shown on the Consolidated Statement of Operations.

         (In thousands)                                  2000              1999
         Net revenues                                  $39,713             $ n/a
         EBITDA                                         $6,597               n/a
         EBITDA Margin(3)                                16.6%               n/a
         Income (loss) from Operations                  $1,881            ($595)

         (3) Shown as a percentage of net revenue.

Revenues

         Net revenues increased by approximately $39.7 million, due to the opening of our Black Hawk casino on February 4, 2000. Casino revenues were $38.1 million including $36.3 million in slot revenue and $1.7 million in table games revenue.

         Food and beverage revenues were approximately $4.0 million, of which $2.8 million were complimentary (promotional allowance). Other revenues were approximately $0.4 million primarily from ATM transaction fees.

Direct Costs and Expenses of Operating Departments

         Total direct costs and expenses of operating departments were approximately $23.6 million in 2000. Casino expense were approximately $21.9 million, 57.5% of casino revenues. Food and beverage costs were approximately $1.7 million, or 133% of net food and beverage revenues as the buffet in Black Hawk is used as a marketing tool.

Other Operating Expenses

         General and administrative expenses were approximately $9.5 million, or 23.9% of net revenues for 2000. Depreciation and amortization were approximately $2.9 million, or 7.3% of net revenues.

         Preopening expenses were recorded as incurred through the opening of the casino on February 4, 2000 and totaled $1,222,000 in 2000 and $595,000 in 1999.

EBITDA

         Riviera Black Hawk EBITDA, as defined, was $6.6 million, or 16.6% of net revenues.

Other Income (Expense)

         Interest expense on the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $7.7 million in 2000. Capitalized interest was $577,000 in 2000 compared with
$3.1 million in 1999, as the casino opened on February 4, 2000 and capitalization of interest ceased.

Net Loss

         Net loss increased by $2.4 million from $.5 million in 1999 to $2.9 million in 2000 due to the factors discussed above.

1999 verses 1998

         Preopening expenses for the year ending December 31, 1999, totaled $595,000 including payroll, rent, travel and other expenses. Interest expense not capitalized during construction was $606,000 during 1999. There were no operating expenses in 1998 or 1997.

Other Income (Expense)

         Interest expense on the 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its other interest totaled $3.7 million in 1999. Capitalized interest was $3.1 million in 1999.

Liquidity and Capital Resources

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

         The Company had cash and cash equivalents of $7.7 million at December 31, 2000. Management believes that cash flow from operations combined with the $7.7 million cash and cash equivalents will be sufficient to cover the Company's debt service and enable investment in budgeted capital expenditures for the next twelve months.

         On June 3,1999, the Company completed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of Riviera Black Hawk's casino project in Black Hawk, Colorado. Riviera Holdings Corporation has not guaranteed the $45 million Riviera Black Hawk, Inc. notes, but has agreed to a Keep Well Agreement in which Riviera Holdings Corporation would pay up to $5 million per year (or an aggregate limited to $10 million) for the first three years of Riviera Black Hawk operations to cover if (i) the $5.85 million interest on such notes is not paid by Riviera Black Hawk and (ii) the amount by which Riviera Black Hawk cash flow is less than $9.0 million per year. On February 14, 2001, Riviera Operating Corporation contributed additional capital of approximately $3 million under the Keepwell Agreement. The Company believes that Riviera Holdings Corporation could satisfy the balance for this requirement if needed. The Company has registered securities identical to the 13% Notes under the Securities Act of 1933, as amended. On January 4, 2000, the Company completed an exchange offer for such registered securities.

         During 2000, Riviera Black Hawk repurchased $6.5 million of these notes on the open market at par. In the first quarter of 2001, Riviera Black Hawk purchased an additional $2.5 million of the notes on the open market at par.

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

         The Note Indenture contains certain covenants, which limit the ability of Riviera Black Hawk, Inc. subject to certain exceptions, to : (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on operations. At December 31, 2000, the Company believes that it is in compliance with the covenants.

         In July 1999, the Company committed to a $11.1 million capital lease line for 60 months at approximately 11.2 percent for gaming equipment, furniture and fixtures at the Black Hawk, Colorado casino. The Company made draws on the capital lease line beginning in February through March 6 of 2000 in the amount of $9,500,000 at a weighted average interest rate of 10.5 percent. The remainder of the lease line has been effectively cancelled.

         As of December 31, 2000, Riviera Holdings Corporation contributed $15.1 million to acquire land for the casino in Black Hawk and $14.9 million in cash and capitalized interest for developing the land for the casino, for a total contribution of $30 million.

         Recently Adopted Accounting Standards - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company was required to adopt SAB 101 in its quarter ended December 31, 2000. The adoption of SAB 101 had no impact on the Company's results of operations.

         In March 2000, the Financial Accounting Standards Board of the AICPA issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principals Board Opinion No. 25, "Accounting for Stock Issued to Employees," and is effective for the Company's year ended December 31, 2000. The adoption of FIN 44 had no impact on the Company's results of operations.

         Recently Issued Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the year ending December 31, 2001. Management will adopt this standard in the first quarter of fiscal 2001. The adoption will have no effect on the Company or the Company's consolidated financial statements.

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

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                                          Fair Value
                                  2001       2002       2003       2004       2005     Thereafter      Total        At
                                                                                                                 12/31/00

Long Term Debt
Including Current Portion

Equipment loans
Black Hawk, Colorado              $10         $8                                                        $18        $18

Average interest rate            11.2%      11.2%

Capital leases
Black Hawk, Colorado            $1,672     $1,848     $2,044     $2,263       $658                   $8,485     $8,485

Average interest rate           10.8%       10.8%     10.8%       10.8%       10.8%

Special Improvement
District Bonds-Black Hawk,
 Colorado casino project          $86        $68        $71        $76         $81         $221        $603       $603

Average interest rate             5.5%       5.5%       5.5%       5.5%       5.5%          5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
Project                                                                    $38,441                   $38,441    $38,441

Average interest rate                                                        13.0%

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

Item 10.  Directors and Executive Officers of the Registrant (not applicable)

Item 11.  Executive Compensation (not applicable)

Item 12. Security Ownership of certain Beneficial Owners and Management (not applicable)

Item 13.  Certain Relationships and Related Transactions

         The Company has a management agreement (the "Management Agreement") with Riviera Gaming Management of Colorado, Inc., (the "Manager") an indirect wholly owned subsidiary of Riviera Holdings Corporation, which will manage the Company. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on one percent of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee is based on the following percentages of EBITDA (earnings before interest, taxes, depreciation and amortization, whose components are based on generally accepted accounting principles): (1) 10 percent of EBITDA from $5 million to $10 million,
(2) 15 percent of EBITDA from $10 million to $15 million and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarter's EBITDA, paid in quarterly installments subject to year-end adjustment. Under the 13% bond indenture, the management fees cannot be paid to the parent unless the fixed charge coverage ratio exceeds 1.5 to one. Therefore, subsequent to the first quarter of 2000, these fees totaling approximately $557,000 have not been paid. In addition, inter-company charges for the cost of labor, goods and services provided by the parent totaling approximately $507,000 remain unpaid at December 31, 2000 and are evidenced by notes receivable. It is anticipated that these advances will be repaid in 2001.

PART IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1) List of Financial Statements

         The following Independent Auditors' Report and the Financial Statements of the Company are incorporated by reference into this item 14 of Form 10-k by
Item 8 hereof:

Independent Auditor's Report dated February 14, 2001

Balance Sheets as of December 31, 2000 and 1999

Statements of Operations for the Three Years Ended December 31, 2000

Statements of Stockholder's Equity for the Three Years Ended December 31, 2000

Statements of Cash Flows for the Three Years Ended  December  31, 2000

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

          (b) Reports on Form 8-K - No reports of Form 8-K were filed in the fourth quarter of 2000.

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

                           March 26, 2001

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature                                Title                       Date

By: /s/ WILLIAM L. WESTERMAN
William L. Westerman Chief Executive Officer and Director        March 26, 2001

By:/s/ RONALD P. JOHNSON
Ronald P. Johnson President and Director                         March 26, 2001

By: /s/ DUANE R. KROHN
Duane R. Krohn Treasurer, Chief Financial Officer
and Director                                                     March 26, 2001

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

10.15 The Pledge and Assignment Agreement, dated as of June 3, 1999, by and between the Company and the Trustee.*

10.16 Deposit Account Agreement, dated as of June 1999, among Bank of America, Riviera Holdings and First American Title Insurance Company.*

10.17 Construction Contract, made as of December 29, 1997, among the Company, Weitz-Cohen Construction Co. and Melick Associates, Inc.*

10.18 Letter Agreement, dated January 6, 1999, between Riviera Gaming Management and Jim Davey.*

10.19 Letter Agreement,dated January 15, 1999, between Riviera Gaming Management and Tom Guth.*

10.20 Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.*

10.21 Lease Schedule No. 1 dated January 25, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.*

10.22 Lease Schedule No. 2 dated January 25, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.*

10.23 Lease Schedule No. 3 dated February 17, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.*

10.24 Lease Schedule No. 4 dated February 17, 2000 under Master Lease Agreement dated December 13, 1999 between PDS Financial Corporation-Colorado and Riviera Black Hawk, Inc. for furniture, fixtures, gaming and other equipment.*

10.25 Term Sheet dated November 6, 2000 between Riviera Black Hawk, Inc. and Sean Sullivan.

12.01 Statement in re Computation of Ratios.*

Pursuant to Item 601(b)(2) of Regulation S-K, the schedules to this Agreement are omitted. The Exhibit contains a list identifying the contents of all schedules and the Registrants agree to furnish supplementary copies of such schedules to the Commission upon request.

o        Previously filed.

                                  SEAN SULLIVAN
                              COMPENSATION PACKAGE
                                   TERM SHEET

POSITION:                  General Manager

SALARY:                    < RCT >

BONUS:                     < RCT >

                           DISCRETIONARY

BONUS: The Company may, in its sole determination, pay a Discretionary Bonus for the Forth Quarter, 2000, and subsequent calendar years if EBITA Bonus Threshold not achieved

TERM: Effective November 6, 2000 and end December 31, 2001. Automatically renews on an annual basis unless either party gives the other party 120 days written notice of intention not to renew

OPTIONS: Initial option grant of < RCT > shares of Riviera Holdings Corporation
         (RHC) stock, thereafter options equal to those granted, and at the time granted, to Riviera, Las Vegas Vice Presidents. (NOT EXECUTIVE VICE PRESIDENTS OR SENIOR VICE PRESIDENTS)

INSURANCE:< RCT > Executive Life, < RCT > Accidental Death and Dismemberment,
          Major Medical per Company Policy

VACATION: 2 weeks after 1 year, 3 weeks after 6 years, 4 weeks after 12 years

                           PROFIT SHARING/
401(K):  Eligibility and participation per Company policy



TERMINATION:               By COMPANY: For Cause, all compensation ceases on
                           termination date; Without Cause, salary and insurance paid through calendar year of date of termination
                           Self-Termination: All compensation ceases on termination date
                           Cause: Felony conviction of Sullivan; a final civil judgement entered after all appeals have been exhausted where there is a finding of Sullivan's fraud or dishonesty whether or not involving the Company; refusal by Sullivan to perform reasonable duties assigned to him by the President of Riviera
                           Black Hawk, Inc; or the gaming authorities of the State of Colorado or any other jurisdiction where the Company conducts gaming operations determines that Sullivan is unsuitable to act as an executive of a gaming company

NON-COMPETE:               If Sean Sullivan self-terminates within the first
                           term of this Agreement (on or before December 31, 2001) then Sean Sullivan shall not accept employment of any nature with any gaming company in the Black
                           Hawk/Central City market for a period of one (1) year from date of such self-termination

NOT IN BREACH:             Sean Sullivan  represents to Company that he is free
                           to enter into this  Employment  Agreement; that he is
                           not   currently   subject   to  another employment
                           agreement, restrictive covenant or covenant not to compete; that he and/or the Company will not be subjected to any breach of contract, interference of contract, or any similar cause of action resulting by way of Sean Sullivan and the Company entering into this Employment Agreement

CHANGE IN
CONTROL: In the event there is a "Change in Control" of Riviera Casino Black Hawk. Inc. ("RBH") or its ultimate parent, Riviera Holdings Corporation("RHC"), Sean Sullivan shall have the right to self-terminate with ninety (90) days written notice to the new party(s) in control, subject to the self-termination clause above. Should Sean Sullivan self-terminate due to a "Change in Control" he shall not be subject to the above Non-Compete clause. For purposes of the foregoing, "Change in Control" shall mean: (i) the sale of substantially all of RHC's or RBH's assets;
                           (ii) the sale of more than a majority of RHC's or RBH's common stock; (iii) a merger in which RHC is not the surviving company; or (iv) a merger where the majority of the stock of RHC, as the surviving company, shall be held by a party or a related group of parties other than William L. Westerman or executives of RHC with more than two (2) years seniority.


AGREED                                               AGREED
RIVIERA BLACK HAWK, INC.                             SEAN A. SULLIVAN
d/b/a Riviera Black Hawk Casino

-----------------------------                        ---------------------------
Ronald Johnson                                       Sean A. Sullivan

Date:________________________                        Date:______________________

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                                                  Page

INDEPENDENT AUDITORS REPORT                                                                                        F-1

FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2000 and 1999                                                                 F-2

   Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998                                  F-3

   Statements of Stockholder's Equity for the Years Ended December 31, 2000, 1999, and 1998                        F-4

   Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998                                  F-5

   Notes to Financial Statements                                                                                   F-6


INDEPENDENT AUDITORS' REPORT


Riviera Black Hawk, Inc.:

We have audited the accompanying balance sheets of Riviera Black Hawk, Inc. (a wholly owned subsidiary of Riviera Holdings Corporation) (the "Company") as of December 31, 2000 and 1999, and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Las Vegas, Nevada
February 14, 2001

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

BALANCE SHEETS
DECEMBER 31, 2000 AND 1999 (In Thousands, Except Share Amounts)
------------------------------------------------------------------------------------------------------------------------


ASSETS                                                                   2000         1999

CURRENT ASSETS:
  Cash and cash equivalents                                           $ 7,744       $ 1,810
  Cash and cash equivalents, restricted                                               7,173
  Short-term investments, restricted                                                  2,820
  Accounts receivable, net                                                165
  Inventories                                                             270
  Prepaid expenses                                                        565           795

           Total current assets                                         8,744        12,598

PROPERTY AND EQUIPMENT, Net                                            68,505        56,734

DEFERRED FINANCING COSTS, Net of accumulated amortization
  of $1,717 and $338, respectively                                      2,067         3,446

OTHER ASSETS                                                               18            12

DEFERRED INCOME TAXES                                                   2,125           160

TOTAL                                                                $ 81,459      $ 72,950

LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                    $ 3,909         $ 487
  Accrued payroll and benefits                                          1,180           110
  Accrued interest expense                                              1,162           976
  Construction accounts payable                                           304         2,566
  Payable to Parent                                                     1,064
  Current portion of long-term debt                                     1,770            69

           Total current liabilities                                    9,389         4,208

NONCURRENT LIABILITIES -
  Long-term debt                                                       45,777        45,742

           Total liabilities                                           55,166        49,950

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, $.01 par value; 10,000 shares authorized;
    1,000 shares issued and outstanding
  Additional paid-in capital                                           29,713        23,474
  Accumulated deficit                                                  (3,420)         (474)

           Total stockholders equity                                   26,293        23,000

TOTAL                                                                $ 81,459      $ 72,950

See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (In Thousands)
------------------------------------------------------------------------------------------------------------------------
                                                              2000          1999          1998

REVENUES:
  Casino                                                    $38,088                         $ -
  Food and beverage                                           4,018
  Other                                                         374

           Total revenues                                    42,480
  Less promotional allowances                                 2,767

           Net revenues                                      39,713

COSTS AND EXPENSES:
  Direct costs and expense of operating departments:
    Casino                                                   21,935
    Food and beverage                                         1,659
    Entertainment                                                 5
    Other                                                         2
  Other operating expenses:
    General and administrative                                9,515
    Preopening expenses                                       1,222        $ 595
    Intercompany management fees                                557
    Depreciation and amortization                             2,937

           Total costs and expenses                          37,832          595

INCOME (LOSS) FROM OPERATIONS                                 1,881         (595)

OTHER (EXPENSE) INCOME:
  Interest expense                                           (7,687)      (3,717)
  Interest income                                               318          567
  Interest capitalized                                          577        3,111

           Total other expense                               (6,792)         (39)

LOSS BEFORE BENEFIT FOR INCOME TAXES                         (4,911)        (634)

BENEFIT FOR INCOME TAXES                                     (1,965)        (160)

NET LOSS                                                    $(2,946)      $ (474)         $ -

See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(In Thousands, except share amounts)
                                                                          Additional
                                                   Common Stock            Paid-in        Accumulated
                                               Shares       Amount         Capital          Deficit      Total
BALANCE,
 JANUARY 1, 1998                               1,000          $ -          $16,625                       $16,625

  Contributed capital                                                        3,375                         3,375

BALANCE,
 DECEMBER 31, 1998                             1,000                        20,000                        20,000

  Contributed capital                                                        3,474                         3,474

  Net loss                                                                                  $ (474)         (474)

BALANCE,
  DECEMBER 31, 1999                            1,000                        23,474            (474)       23,000

  Contributed capital                                                        6,239                         6,239

  Net loss                                                                                  (2,946)       (2,946)

BALANCE,
  DECEMBER 31, 2000                            1,000          $ -          $29,713         $(3,420)      $26,293

See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (In Thousands)
-----------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
                                                                               ----------------------------------------
                                                                                       2000          1999         1998

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                          $ (2,946)       $ (474)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Amortization of bond offering costs                                                1,379           338
    Depreciation                                                                       2,937
    Changes in operating assets and liabilities:
      Decrease (increase) in prepaid expenses                                            230          (722)      $ (73)
      Increase in accounts payable and accrued expenses                                2,986           487
      Increase in accrued payroll and benefits                                         1,070           110
      Increase in accrued interest expense                                               186           976
      Increase in payable to Parent                                                    1,064
      Increase in other assets                                                            (6)           (9)         (3)
      Increase in deferred tax asset                                                  (1,965)         (160)

           Net cash provided by (used in) operating activities                         4,935           546         (76)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                 (16,969)      (27,291)     (6,667)
  Decrease (increase) in cash, restricted                                              7,173        (6,766)       (407)
  Decrease (increase) in short-term investments                                        2,820        (2,820)

           Net cash used in investing activities                                      (6,976)      (36,877)     (7,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term debt                                                           (1,223)           (2)
  (Payments to) advances from Riviera Holdings Corp.                                                (6,241)      6,241
  Purchase of 13% First Mortgage Notes                                                (6,559)
  Proceeds from long-term borrowings net of financing costs of $0 and $3,784           9,518        41,216
  Contribution of capital                                                              6,239         2,625       1,403

           Net cash provided by financing activities                                   7,975        37,598       7,644

INCREASE IN CASH AND CASH EQUIVALENTS                                                  5,934         1,267         494

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           1,810           543          49

CASH AND CASH EQUIVALENTS, END OF YEAR                                               $ 7,744       $ 1,810       $ 543

INTEREST PAID                                                                        $ 6,714      $ (2,403)        $ -

INCOME TAXES PAID                                                                      $ 110           $ -         $ -

SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Property and equipment purchased using accounts payable                              $ 304       $ 2,566     $ 1,203

  Property acquired using special improvement district bonds                                          $ 97       $ 687

  Capitalized interest contributed by Riviera Holdings Corporation                                   $ 843     $ 1,972

  Property acquired with debt                                                                         $ 29

  Capitalized interest, other                                                          $ 577       $ 2,262

See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Organization and Basis of Presentation - On August 18, 1997 (date of inception), Riviera Black Hawk, Inc. (the "Company") was formed. The Company is a wholly owned subsidiary of Riviera Holdings Corporation. The Company owns a casino and entertainment complex in Black Hawk, Colorado. The Company was in the development stage at December 31, 1999 and commenced its principal operations on February 4, 2000. The Company began construction on this casino in Black Hawk, Colorado, on a site that was purchased for $15.1 million in August 1997. There was no statement of operations activity for the year ended December 31, 1998, as the Company was in the development stage and had no operating results for that period.

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

                The Company's investment securities, along with certain cash and cash equivalents that are not deemed securities under SFAS No. 115, are carried on the balance sheets in the cash and cash equivalents category. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities, and requires such securities to be classified as either held to maturity, trading, or available for sale.

                Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date.
                Held-to-maturity securities are required to be carried at amortized cost. At December 31, 1999, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government agencies and corporations and agencies, and repurchase agreements, with an amortized cost of $2.8 million maturing in twelve months or less.

                Inventories - Inventories consist primarily of food, beverage, gift shop, and promotional inventories, and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

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

                Other Assets - Other assets include organizational costs amortized over a five-year period. Organizational costs consist primarily of legal fees associated with establishing the gaming licenses for business.

                Deferred Financing Costs - Bond offering costs and commissions are amortized over the life of the debt. Such amortized costs are included in interest expense.

                Restricted Cash and Short-term Investments - Amounts related to the Riviera Black Hawk Casino project in Black Hawk, Colorado, are restricted in use to that project or for the related 13% First Mortgage Notes interest payments.

                Fair Value Disclosure as of December 31, 2000 and 1999:
                Cash and Cash Equivalents, Short-term Investments (including restricted), and Accounts Payable and Accrued Expenses - The carrying value of these items is a reasonable estimate of their fair value.

                Long-Term Debt - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt is approximately $47,517,000 and $49,411,000 in 2000 and 1999, respectively.

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

                Promotional Allowances - Promotional allowances consist primarily of entertainment, and food and beverage services furnished without charge to customers. The retail value of such services is included in the respective revenue classifications and is then deducted as promotional allowances.

                The estimated costs of providing promotional allowances are classified as costs of the casino operating departments through interdepartmental allocations. The Company allocated approximately $3,176,000 of costs from food and beverage to the casino departments.

                Preopening Costs - The Company recognizes preopening costs when incurred.

                Federal Income Taxes - The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."

                  Riviera Holdings Corporation allocated income tax expense or benefit to the Company as if the Company were filing separate tax returns pursuant to a tax sharing arrangement. The tax sharing agreement provides that receivables for tax benefits are not due from Riviera Holdings Corporation, and the parent records no liability to the subsidiary for these tax items.

                  Segment Reporting - The Company is one of the reportable geographic segments of its parent, Riviera Holdings Corporation, and markets directly to residents of metropolitan Denver, Colorado. Accordingly, it operates in a single segment. Management believes that substantially all revenues are derived from patrons visiting the Company from the Denver metropolitan area. Revenues from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Company cannot identify such information, based upon the nature of gaming operations.

                  Estimates and Assumptions - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, depreciable lives, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

                  Recently Adopted Accounting Standards - In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies existing accounting principles related to revenue recognition in financial statements. The Company was required to adopt SAB 101 in its quarter ended December 31, 2000. The adoption of SAB 101 had no impact on the Company's results of operations.

                  In March 2000, the Financial Accounting Standards Board ("FASB") of the AICPA issued FASB Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"), which provides clarification on the application of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and is effective for the Company's year ended December 31, 2000. The adoption of FIN 44 had no impact on the Company's results of operations.

                  Recently Issued Accounting Standards - The FASB issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company will adopt SFAS No. 133 in the first quarter of the year ending December 31, 2001. The adoption of this SFAS will have no impact on the Company's results of operations in fiscal 2001.

2.    RELATED-PARTY TRANSACTIONS

                The Company was formed by Riviera Holdings Corporation to develop and operate a casino in Black Hawk, Colorado. In 1997, Rivera Holdings Corporation contributed capital of $16.6 million to the Company, which was used to purchase the land for the
                casino  site.  During  1998  and  1999,   Riviera  Holdings
                Corporation has made additional capital contributions to the Company consisting of cash of $1.4 million and $2.6 million, respectively, and of allocated capitalized interest expense of $2.0 million and $0.8 million, respectively. In 2000, Riviera Holdings Corporation contributed $6.3 million in cash to the Company, which was used to buy back Company debt.

                As  of  December  31,   2000,   Riviera   Holdings   Corporation
                contributed capital of approximately $30 million.

                At December 31, 1998, the Company owed approximately $6.2 million to Riviera Holdings Corporation, representing advances made by Riviera Holdings Corporation for costs related to the development of the Riviera Black Hawk Casino. The advances were repaid from the proceeds of the $45 million bond offering discussed in Note 5.

                The Company has a management agreement (the "Management Agreement") with Riviera Gaming Management of Colorado, Inc. (the "Manager"), an indirect wholly owned indirect subsidiary of Riviera Holdings Corporation, to manage the Company for a fee. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on one percent of net gaming revenues (gross gaming revenues less complimentaries) and is payable quarterly in arrears. The performance fee is based on the following percentages of EBITDA (earnings before interest, taxes, depreciation, and amortization, whose components are based on accounting principles generally accepted in the United States of America): (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarter's EBITDA, paid in quarterly installments subject to year-end adjustment. The management fee began on February 4, 2000, the opening of the Riviera Black Hawk Casino. At December 31, 2000, the Company had $557,000 in management fee payable under this contract, which is included in payable to Parent.

                Charges for the cost of labor, goals, and services provided by Riviera Operating Corporation totaling approximately $507,000 were payable at December 31, 2000 and included in payable to Parent.

                If there is any default under the management agreement, the manager will not be entitled to receive management fees, but the manager will still be entitled to intercompany service fees billed at cost.

         3.       PROPERTY AND EQUIPMENT

               Property and equipment consist of the following at December 31 (amounts in thousands):

                                                      2000          1999
Land and improvements                               $15,792       $15,774
Buildings and improvements                           43,752
Equipment, furniture, and fixtures                   11,898            29
Construction in progress                                           40,931

Total property and equipment                         71,442        56,734
Accumulated depreciation                             (2,937)

Net property and equipment                          $68,505       $56,734


                In 2000,  1999, and 1998, $.6 million,  $3.1 million,  and $2.0 million, respectively, in interest costs were capitalized on the construction project.

           4.   ACCOUNTS PAYABLE

                Accounts payable consist of the following at December 31 (in thousands):

                                                            2000        1999

Outstanding chip and token liability                       $ 138
Slot club liabilities                                        495
Miscellaneous gaming                                         224

Total liabilities related to gaming activities               857
Accounts payable to vendors                                2,982       $ 487
Other                                                         70

Total                                                     $3,909       $ 487

         5.     LONG-TERM DEBT

                Long-term debt consists of the following at December 31 (in thousands):

                                                                                     2000           1999

13% First Mortgage Notes maturing on June 3, 2005, bearing interest, payable semiannually on November 3 and June 3 of each year;
  redeemable beginning May 1, 2002 at 106.5%; 2003 at 103.25%;
  and after 2004 at 100%                                                          $ 38,441       $ 45,000

9% Note collateralized by vehicle, payable monthly, including interest,
  maturing through October 2004                                                         18             27

Capitalized lease obligations (see Note 6)                                           8,485

5.5% Special Improvement District Bonds - issued by the City of
  Black Hawk, Colorado, interest and principal payable
  monthly over 10 years beginning in 2000                                              603            784

Total long-term debt                                                                47,547         45,811
Current maturities by terms of debt                                                 (1,770)           (69)

Total long-term debt, net of current portion                                      $ 45,777       $ 45,742

Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

 2001                                                                                             $ 1,770
 2002                                                                                               1,922
 2003                                                                                               2,115
 2004                                                                                               2,339
 2005                                                                                              39,180
 Thereafter                                                                                           221

 Total                                                                                           $ 47,547

                         On June 3, 1999,  the  Company  completed a $45 million
                  private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of Riviera Black Hawk Casino project in Black Hawk, Colorado. Riviera Holdings Corporation has not guaranteed the $45 million in Riviera Black Hawk, Inc. notes, but has agreed to a "Keep-Well Agreement" in which Riviera Holdings Corporation would pay up to $5 million per year (or an aggregate limited to $10 million) to the Company during the first three years of the Company's operations, if (i) the $5.85 million minimum interest on such notes is not paid by the Company and/or (ii) the amount by which the Company's cash flow is less than $9.0 million per year. On February 14, 2001, Riviera Holdings Corporation advanced approximately $3.1 million to Riviera Black Hawk, Inc. under this agreement. In addition, Riviera Holdings Corporation agreed to a "Capital Completion Commitment" of up to $10 million if the casino is not open by May 31, 2000. The opening of the casino on February 4, 2000 satisfied the capital completion commitment, which was released in August 2000. The Company registered securities identical to the 13% First Mortgage Notes under the Securities Act of 1933, as amended. On January 4, 2000, the Company completed an exchange offer for such registered securities.

                      The  notes  were  issued  at a cost in the  amount of $3.5 million. The deferred financing cost is being amortized over the life of the notes on a straight-line basis, which approximates the effective interest method.

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

                  The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of Riviera Black Hawk, Inc. and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens and sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of its capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At December 31, 2000, the Company believes that it is in compliance with the covenants.

                  During 2000, the Company purchased $6,559,000 of the 13% First Mortgage Notes on the open market at face value.

                  The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado, in July 1998 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting the Riviera Black Hawk Casino and another nearby casino. The projects were completed in 2000 at a cost of $1,878,000, including interest and reserves. The excess proceeds have been returned to the bondholders by the City of Black Hawk, Colorado. The Company is responsible for 50 percent of the debt payable over 10 years beginning in 2000.

         6.       LEASING ACTIVITIES

                  The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included in property and equipment. Management estimates the fair market value of the property and equipment, subject to the leases, approximates the net present value of the leases.

                  The following is a schedule by year of the minimum rental payments due under capital leases, as of December 31, 2000 (in thousands).

2001                                                                $ 2,386
2002                                                                  2,386
2003                                                                  2,386
2004                                                                  2,386
2005                                                                    252

Total minimum lease payments                                          9,796
Taxes, maintenance, and insurance                                      (294)
Interest portion included in payments                                (1,017)

Present value of net minimum lease payments (see Note 5)            $ 8,485


                  Rental  expense  under  operating   leases  the  year  ended
                  December 31, 2000 was approximately $611,661. Such leases were year to year in nature.

7.    FEDERAL INCOME TAXES

                  The Company computes deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company had no operations in 1998, and accordingly, no income tax amounts are presented for that year.

                  The effective income tax rates on income attributable to operations differ from the statutory federal income tax rates for the years ended December 31, 2000 and 1999, as follows (in thousands):

                                                               2000                         1999
                                                        ---------------------------  -------------------------
                                                           Amount         Rate          Amount       Rate

Benefit for income taxes at
  federal statutory rate                                 $(1,719)       (35.0)%        $(234)     (37.0)%
State income taxes                                          (246)        (5.0)%
Other                                                                                     74       11.8 %

Benefit for income taxes                                 $(1,965)       (40.0)%        $(160)     (25.2)%



                    Comparative analysis of the benefit for income taxes is as follows:

                                                          2000         1999

Current                                                $ (223)
Deferred                                               (1,742)      $(160)

Total                                                 $(1,965)      $(160)


                  The tax effects of the items composing the Company's net deferred tax asset consist of the following at December 31 (in thousands):

                                                       2000         1999

Deferred tax asset -
  Net operating loss carryforward                     $ 2,125       $160

Net deferred tax asset                                $ 2,125       $160


         8.       COMMITMENTS AND CONTINGENCES

                  Legal Proceedings - Riviera Black Hawk, Inc. may be a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a casino. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

Unaudited Quarterly Information (1)
(Amounts in thousands, except per share data)

                                             March 31     June 30      September 30     December 31
Year Ended December 31, 2000:
   Operating revenues                        $7,884        $8,942        $11,264          $11,623
   Operating Income                           1,152          (102)            54              777
   Income (loss) before income taxes            154        (2,277)        (1,590)          (1,198)
   Net Income (loss)                             76        (1,350)          (954)            (718)

Year Ended December 31, 1999
    Operating revenues (2)                     N/A          N/A              N/A              N/A
    Operating Income                           (14)         (58)             (44)            (479)
    Income (loss) before income taxes          (14)         (58)             (43)            (519)
    Net Income (loss)                          (14)         (58)             (28)            (374)


(1)    The common stock of the Company is not publicly traded; therefore, no earnings per share data is presented.

(2)    During 1999, the Company was in the development stage.  The loss is primarily from preopening expenses.

                                        F-14