Form 10-Q
period 2001-03-31
RIVIERA BLACK HAWK INC
filed 2001-05-15
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                          FORM 10-Q

Mark One
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2001
                               ------------------------------------------------
                                           OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ----------------------

                                 Commission file number  333-8163
                                    ---------------------------

                                  Riviera Black Hawk, Inc.
------------------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)

 Colorado                                                           86-0886265
------------------------------------------------------------------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                               Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                      89109
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527
--------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ------No -------


               APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

         Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes       No
    ----     -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of April 30, 2001, the number of outstanding shares of the Registrant's Common Stock was 1,000.

                                Riviera Black Hawk, Inc.
                                         INDEX

                                                                            Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Report                                              2

Condensed Balance Sheets at March 31, 2001 (Unaudited)  and
December 31, 2000                                                            3

Condensed Statements of Operations (Unaudited) for the
Three Months ended March 31, 2001 and 2000                                   4

Condensed Statements of Cash Flows (Unaudited) for the
Three Months ended  March 31, 2001 and 2000                                  5

Notes to Condensed Financial Statements (Unaudited)                          6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk          12


PART II.  OTHER INFORMATION

Signature Page                                                              14

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., (the "Company") as of March 31, 2001, and the related condensed statements of operations and of cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards in the United States of America, the balance sheet of Riviera Black Hawk, Inc. as of December 31, 2000, and the related statements of operations, stockholders equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

April 23, 2001
Las Vegas, Nevada


RIVIERA BLACK HAWK, INC.
 BALANCE SHEETS
(In Thousands, except share amounts)
-----------------------------------------------------------------------------   --------------------
                                                                March 31,             December 31,
                                                                   2001                    2000
ASSETS                                                          (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                           $9,144                 $7,744
   Accounts receivable, net                                               190                    165
   Inventories                                                            350                    270
   Prepaid expenses and other assets                                      408                    565
                                                        ----------------------   --------------------
       Total current assets                                            10,092                  8,744


PROPERTY AND EQUIPMENT, NET                                            68,194                 68,505

OTHER ASSETS, NET                                                       1,685                  2,085

DEFERRED INCOME TAXES                                                   2,247                  2,125
                                                        ----------------------   --------------------

TOTAL                                                                 $82,218                $81,459
                                                        ======================   ====================


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                   $1,815                 $1,770
   Accounts payable                                                     3,244                  4,213
   Accrued interest                                                     2,393                  1,162
   Accrued other expenses                                               1,306                  1,180
   Payable to Parent                                                    1,590                  1,064
                                                        ----------------------   --------------------
     Total current liabilities                                         10,348                  9,389
                                                        ----------------------   --------------------



LONG-TERM DEBT, NET OF CURRENT PORTION                                 42,800                 45,777
                                                        ----------------------   --------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock ($.001 par value; 10,000 shares
     authorized; 1,000 shares issued and outstanding
   Additional paid-in capital                                          32,758                 29,713
   Accumulated deficit                                                 (3,688)                (3,420)
                                                        ----------------------   --------------------
      Total stockholders' equity                                       29,070                 26,293
                                                        ----------------------   --------------------
TOTAL                                                                 $82,218                $81,459
                                                        ======================   ====================
See notes to condensed  financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share  amounts)
                                                                     Three Months Ended
                                                                          March 31,
                                                                  2001                 2000
REVENUES:
  Casino                                                         $10,523               $7,298
  Food and beverage                                                1,142                  711
  Entertainment                                                       22                    0
  Other                                                              109                   62
                                                       ------------------   ------------------
            Total revenues                                        11,796                8,071
   Less promotional allowances                                       826                  468
                                                       ------------------   ------------------
            Net revenues                                          10,970                7,603
                                                       ------------------   ------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                         5,327                2,352
    Food and beverage                                                320                  355
    Entertainment                                                     15                    0
    Other                                                              2                    2
Other operating expenses:
    General and administrative                                     2,763                1,718
    Preopening expenses                                                0                1,221
    Management fees to parent                                        324                  334
    Depreciation and amortization                                    883                  469
                                                       ------------------   ------------------
            Total costs and expenses                               9,634                6,451
                                                       ------------------   ------------------

INCOME FROM OPERATIONS                                             1,336                1,152
                                                       ------------------   ------------------

OTHER (EXPENSE) INCOME
Interest expense                                                  (1,758)              (1,675)
Interest income                                                       32                  100
Interest capitalized                                                   0                  577
                                                       ------------------   ------------------
     Total other expense                                          (1,726)                (998)
                                                       ------------------   ------------------


INCOME (LOSS) BEFORE PROVISION (BENEFIT)  FOR INCOME TAXES         (390)                 154

PROVISION (BENEFIT)  FOR INCOME TAXES INCLUDING                    (122)                  78
                                                      ------------------   ------------------
   COLORADO STATE INCOME TAX

NET INCOME (LOSS)                                                 ($268)                 $76
                                                      ==================   ==================

See notes to condensed financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                                    Three Months Ended    Three Months Ended
                                                                    March 31, 2001        March 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                        ($268)              $76
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                          883               469
    Provision for bad debts                                                  5                10
    Interest expense                                                     1,758             1,608
    Interest paid                                                         (265)              (19)
    Capitalized interest on construction projects                                           (577)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                           (30)             (698)
      Decrease (increase) in inventories                                   (66)             (206)
      Decrease (increase) in prepaid expenses
          and other assets                                                 405               332
      Increase (decrease) in accounts payable                             (485)            1,743
      Increase (decrease) in management fees payable                       324               334
      Increase (decrease) in accrued liabilities                          (280)            1,472
      Increase (decrease) in current income taxes payable                                     54
      Increase (decrease) in deferred income taxes                        (122)
                                                                  -------------    --------------
       Net cash  provided by operating activities                        1,860             4,598
                                                                  -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - Black Hawk, Colorado                         (572)          (12,677)
      Capitalized interest on construction projects                                          577
      Decrease (increase) Black Hawk, Colorado restricted funds                            4,415
      Purchase of short-term investments                                                     (34)
      Decrease (increase) in other assets                                                      2
                                                                  -------------    --------------
       Net cash used in investing activities                           (572)           (7,717)
                                                                  -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                    8,719
      Payments on long-term borrowings                                    (433)              (23)
      Purchases of 1st Mortgage Notes - Black Hawk                      (2,500)
      Additional paid in capital                                         3,045                39
                                                                  -------------    --------------
        Net cash  provided by  financing activities                        112             8,735
                                                                  -------------    --------------
INCREASE  IN CASH AND CASH EQUIVALENTS                                  $1,400            $5,616
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           7,744             1,810
                                                                  -------------    --------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $9,144            $7,426
                                                                  =============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid for Colorado State Income Tax                                  $0              $100
                                                                  =============    ==============
   Property acquired with debt and acccounts payable                        $4            $2,864
                                                                  =============    ==============
See notes to  condensed financial statements

NOTES TO  FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     On August 18, 1997, Riviera Black Hawk, Inc. (the "Company" or "RBH") was formed. The Company is a wholly owned indirect subsidiary of Riviera Holdings Corporation. Riviera Black Hawk, Inc. was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly the results of operations for the fiscal 2001 and 2000 periods may not be comparable.

Nature of Operations

The primary line of business of the Company is the operation of the Riviera Black Hawk Casino in Black Hawk, Colorado,

Casino operations are subject to extensive regulation in the State of Colorado by the Colorado Limited Gaming Control Commission and various other state and local regulatory agencies.

Principles of Presentation

The financial information at March 31, 2001, and for each of the three months ended March 31, 2000 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited condensed financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10K.

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

Revenue Recognition

Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins after deducting losses and loyalty club points paid in cash.

Reclassifications

Certain amounts have been reclassified in the accompanying financial statements to conform with the current year presentation.

Recently Adopted Accounting Standards

Recently Issued Accounting Standards - The Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ending March 31, 2001. The adoption of this SFAS 133 had no impact on the Company or the Company's consolidated financial statements.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-22 Titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $78,000 of such sales incentive offers from Casino operating expense to net against Casino revenues for the first quarter of 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-14 titled "Accounting for Certain Sales Incentives" on April 18,2001. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as reduction of revenues. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the fourth quarter of 2001. Early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $203,000 of such sales incentive offers from Casino operating expense to net against Casino revenues for the first quarter of 2000.

2.       LONG TERM DEBT AND COMMITMENTS

On June 3, 1999, the Company closed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The parent of RBH, Riviera Holdings Corporation, has not guaranteed the $45 million RBH Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of RBH operations to cover if (i) the $5.85 million interest on such Notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million as follows:

Operating Period #1    April 1,  2000-December 31, 2000       $6.75  Million
Operating Period #2    January 1, 2001-December 31, 2001      $9.0 Million
Operating  Period #3   January 1, 2002-December 31, 2002      $9.0 Million
Operating Period #4    January 1, 2003-March 31, 2003         $2.25 Million

On February 14, 2001, the Company contributed approximately $3.1 million to RBH under this agreement for the Operating Period No. 1. The amount has been shown as Additional Paid in Capital. First quarter 2001 results indicate there will be no Keep Well amounts due on an annualized basis.

The notes were issued at a cost in the amount of $3.5 million. The deferred financing costs, included in other assets, are being amortized over the life of the notes on a straight-line basis which approximates, the effective interest method.

The 13% First Mortgage Note Indenture provides that the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% Notes without a refinancing. The Board of Directors has authorized management to repurchase a portion of the 13% Notes on the open market or in negotiated transactions from time to time under the Permitted Investments provisions of the indenture.

The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At March 31, 2001, the Company believes that it is in compliance with the covenants.

SEGMENT REPORTING

The Company is one of the reportable geographic segments of tis parent, Riviera Holdings Corporation, and markets directly to residents of metropolitan Denver, Colorado. Accordingly, it operates in a single segment. Management believes that substantially all revenues are derived from patrons visiting the Company from the Denver metropolitan area. Revenues from a foreign country or region may exceed 10 percent of all reported segment revenues; however, the Company cannot identify such information, based upon the nature of gaming operations.

MANAGEMENT AGREEMENTS

     RBH has entered into a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a preformance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began of February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At March 31, 2001, RBH had accrued but not paid, and the Manager had recognized management fees of $882,000 of which $324,000 are for the three months ended March 31, 2001and $334,000 are for the three months ended March 31, 2000. These management fees are eliminated in consolidation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000 including results of operations which commenced on February 4, 2000

Special Factors Affecting Comparability

     Riviera Black Hawk, Inc. was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

Revenues

Net revenues increased by approximately $3.4 million, for the three months of operations in 2001 versus two months in 2000. Casino revenues were $7.3 million in 2000 and $10.5 million in 2001 as win per slot machine per day increased form $130 in the first quarter of 2000 to $142 in 2001.

Food and beverage revenues were approximately $1.1 million in 2001, of which $826,000 was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot drop over the first quarter 2000 when the restaurant was a coffee shop with a high-end menu. Other revenues were approximately $109,000 primarily from ATM transaction fees.

Direct Costs and Expenses of Operating Departments

Total direct costs and expenses of operating departments were approximately $5.3 million, in 2001. Casino expenses were approximately $5.3 million, 48.6% of casino revenues in the first quarter of 2001 compared with $2.4 million of 30.9% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target higher end players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Gaming taxes were only five percent for the first quarter of 2000 and compared to seventeen percent for the first quarter of 2001. Consequently, gaming tax expense in first quarter 2000 was $900,000 less than 2001. Food and beverage costs of complimentary revenues are recorded as promotional allowances under GAAP. From an operational standpoint these expenses are recorded in the food and beverage department with the total cash and complimentary revenues. Food and beverage costs were approximately $320,000, or 28% of net food and beverage revenues compared to $355,000 or 49.9% in 2000. In the first quarter of 2001 the food and beverage departmental results increased approximately $100,000 from a loss to breakeven.

Other Operating Expenses

General and administrative expenses were approximately $2.8 million, or 25.2% of net revenues for 2001 compared with 22.6% of net revenues in 2000 due to increased property taxes and energy costs. Depreciation and amortization increased from $469,000 in 2000 to $883,000 in 2001, due to the additional month of operations.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $184,000 or 16.0% due to slot revenue generated as a result of increased direct marketing and promotional activity for the casino in the first quarter of 2001. In 2000, these programs had not yet been instituted because business was generated by the "newness factor" of the property.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $2.5 million, or 23.2% of net revenues in the first quarter of 2001 compared with $3.2 million or 41.8% of net revenues in 2000. The 41.8% margin was unusually high in 2000 due to the extraordinary grand opening volumes.

Liquidity and Capital Resources

At March 31, 2001, the RBH had cash and cash equivalents of $9.1 million. The Company had net shareholders equity of $29.1 million.

The Company's net cash provided by operating activities was approximately $1.9 million for the period ending March 31, 2001. Management believes that the $9.1 million in cash and cash equivalents, and the "keep well" commitments from Riviera Holdings Corporation will be sufficient to cover the Company's budgeted capital expenditures of $2.4 million for 2001.

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

The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to :
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At March 31, 2001, the Company believes that it is in compliance with the covenants.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 60 days or less.

As of March 31, 2001, we had $44.6 million in borrowings. The borrowings include $36 million remaining in bonds maturing in 2005. Interest under the bonds is based on a rate of 13% excluding contingent interest. Also included is $.6 million in a special improvement district bond offering with Black Hawk, Colorado. The Company's share of the debt on the Special Improvement District bonds is payable over ten years through December of 2009. The Special Improvement District bonds bear interest at 5.5%. Other borrowings include a vehicle loan of $20,000 maturing in 2004 with an interest rate of 9.0% and capital leases in the amount of $8.1 million at a weighted average interest rate of 10.8% payable over sixty months.

Interest Rate Sensitivity
Principal (in 000's) (Notational Amount by Expected Maturity)
Average Interest Rate

                                                                                               Fair Value
                               2001     2002     2003    2004     2005    Thereafter   Total   at 3/31/01


Long Term Debt Including Current Portion

Equipment loans
Black Hawk, Colorado              $ 8      $ 8                                            $ 16        $ 16
Average interest rate           11.2%    11.2%

Capital leases
 Black Hawk, Colorado          $1,270   $1,848   $2,044  $2,263     $ 658               $8,083     $ 8,083
Average interest rate           10.8%    10.8%    10.8%   10.8%     10.8%

Special Improvement District Bonds
 Black Hawk, Colorado            $ 58     $ 68     $ 71    $ 76      $ 81      $ 221     $ 575       $ 575
Average interest rate            5.5%     5.5%     5.5%    5.5%      5.5%       5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                           $35,941              $35,941    $ 35,941
Average interest rate                                               13.0%


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

                                            Date: May 10, 2001