Form 10-Q
period 2001-06-30
RIVIERA BLACK HAWK INC
filed 2001-08-13
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                      FORM 10-Q

Mark One
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the quarterly period ended   June 30, 2001
                               ----------------------------------------------
                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from             to
                               -----------    ----------

                  Commission file number  333-8163
                              ---------------------------

                  Riviera Black Hawk, Inc.
-----------------------------------------------------------------------------
 (Exact name of Registrant as specified in its charter)

   Colorado                                                        86-0886265
-----------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                      89109
-----------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number,
  including area code                (702) 794-9527
-----------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ----- No -----


                APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                       PROCEEDINGS DURING THE LAST FIVE YEARS

Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ---- No ----

                             APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of August 10, 2001, the number of outstanding shares of the Registrant's Common Stock was 1,000.

                        Riviera Black Hawk, Inc.

                               INDEX

                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Report                                            2

Condensed Balance Sheets at June 30, 2001 (Unaudited)  and
December 31, 2000                                                          3

Condensed Statements of Operations (Unaudited) for the
Three Months and Six Months ended June 30, 2001 and 2000                   4

Condensed Statements of Cash Flows (Unaudited) for the
Three Months and Six Months ended June 30, 2001 and 2000                   5

Notes to Condensed Financial Statements (Unaudited)                        6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        15


PART II.  OTHER INFORMATION

Signature Page                                                            17

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., (the "Company") as of June 30, 2001, and the related condensed statements of operations and of cash flows for the three months and six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards in the United States of America, the balance sheet of Riviera Black Hawk, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 14, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

August 8, 2001
Las Vegas, Nevada

RIVIERA BLACK HAWK, INC.
 BALANCE SHEETS
(In Thousands, except share amounts)
-----------------------------------                  June 30,       December 31,
                                                      2001              2000
ASSETS                                              Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                        $     7,251       $    7,744
   Accounts receivable, Net                                 235              165
   Inventories                                              208              270
   Prepaid expenses and other assets                        556              565
                                                    ------------    -------------
       Total current assets                               8,250            8,744

PROPERTY AND EQUIPMENT, NET                              68,295           68,505
OTHER ASSETS, NET                                         2,217            2,085
DEFERRED INCOME TAXES                                     2,311            2,125
                                                    ------------    -------------
TOTAL                                               $    81,073      $    81,459
                                                    ============    =============

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                $     1,862       $    1,770
   Accounts payable                                       3,247            4,213
   Accrued interest                                       1,353            1,162
   Accrued other expenses                                 1,067            1,180
   Payable to Parent                                      2,151            1,064
                                                    ------------    -------------
     Total current liabilities                            9,680            9,389
                                                    ------------    -------------
LONG-TERM DEBT, NET OF CURRENT PORTION                   42,335           45,777
                                                    ------------    -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
Common stock ($.001 par value; 10,000 shares
     authorized; 1,000 shares issued and outstanding
   Additional paid-in capital                            32,758           29,713
   Accumulated deficit                                  (3,700)          (3,420)
                                                    ------------    -------------
      Total stockholders' equity                         29,058           26,293
                                                    ------------    -------------
TOTAL                                               $    81,073      $    81,459
                                                    ============    =============
See notes to condensed  financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share  amounts)
                                                           Three Months Ended        Six Months Ended
                                                               June 30,                   June 30,
REVENUES:                                                  2001          2000         2001         2000
  Casino                                                  $11,424       $8,157      $21,947       15,454
  Food and beverage                                         1,365        1,280        2,507        1,991
  Entertainment                                                69            0           91            0
  Other                                                       125           84          234          146
                                                        ---------- ------------------------- ------------
            Total revenues                                 12,983        9,521       24,779       17,591
   Less promotional allowances                                993          947        1,819        1,416
                                                        ---------- ------------------------- ------------
            Net revenues                                   11,990        8,574       22,960       16,175
                                                        ---------- ------------------------- ------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                  5,775        5,080       11,102        7,431
    Food and beverage                                         475          489          795          845
    Entertainment                                              15            0           30            0
    Other                                                     (2)            3            0            5
Other operating expenses:
    General and administrative                              2,908        2,473        5,671        4,189
    Preopening expenses                                         0            0            0        1,222
    Management fees to parent                                 278           16          602          349
    Depreciation and amortization                             921          761        1,804        1,229
                                                        ---------- ------------------------- ------------
            Total costs and expenses                       10,370        8,822       20,004       15,270
                                                        ---------- ------------------------- ------------
INCOME (LOSS) FROM OPERATIONS                               1,620        (248)        2,956          905
                                                        ---------- ------------------------- ------------
OTHER (EXPENSE) INCOME
Interest expense                                          (1,715)      (2,160)      (3,473)      (3,768)
Interest income                                                20          130           52          164
Interest capitalized                                            0            0            0          577
                                                        ---------- ------------------------- ------------
     Total other expense                                  (1,695)      (2,030)      (3,421)      (3,027)
                                                        ---------- ------------------------- ------------
LOSS BEFORE BENEFIT  FOR INCOME TAXES                        (75)      (2,278)        (465)      (2,122)
BENEFIT  FOR INCOME TAXES INCLUDING
 COLORADO STATE INCOME TAX
    TAX                                                      (64)        (928)        (186)        (849)
                                                        ---------- ------------------------- ------------
NET LOSS                                                   $ (11)    $ (1,350)      $ (279)    $ (1,273)
                                                        ========== ========================= ============
See notes to condensed financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)                                             Three Months     Three Months     Six Months     Six Months
                                                              Ended            Ended           Ended           Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                     June 30, 2001    June 30, 2000   June 30, 2001   June 30, 2000
Net (loss)                                                  $  (11)         $(1,350)       $  (279)       $ (1,273)
  Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                               921             761           1,804           1,229
    Provision for bad debts                                      12              12              17              23
    Interest expense                                          1,714           2,160           3,473           3,768
    Interest paid                                           (2,535)          (3,283          (2,921)         (3,302)
    Capitalized interest on construction projects                                                             (577)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable               (56)             442            (86)           (256)
      Decrease (increase) in inventories                        142              73              62           (133)
      Decrease (increase) in prepaid expenses
          and other assets                                    (148)            (350)              9            (19)
      Increase (decrease) in accounts payable                     3          (1,904)          (966)           (162)
      Increase (decrease) in  payable to parent                 561               16          1,087             349
      Increase (decrease) in accrued liabilities              (317)            (787)          (191)             688
      Increase (decrease) in current income taxes payable                       (54)
      Increase (decrease) in deferred income taxes             (64)              849          (186)             849
                                                            --------------------------------------------------------
       Net cash  provided by (used in) operating activities     222          (3,415)          1,821           1,184
                                                            --------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                  (1,022)            (750)        (1,594)        (13,428)
      Capitalized interest on construction projects                                                             577
      Decrease (increase) restricted funds                                     3,922                          8,303
      Decrease (increase) in other assets                     (673)                4          (415)               6
                                                            --------------------------------------------------------
       Net cash provided by (used in)  investing activities (1,695)            3,176        (2,009)         (4,542)
                                                            --------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term borrowings                                         900                          9,619
      Payments on long-term borrowings                        (418)            (379)          (851)           (402)
      Purchases of 1st Mortgage Notes - Black Hawk                                          (2,500)
      Additional paid in capital                                                              3,045              39
                                                            --------------------------------------------------------
        Net cash  provided by (used in) financing activities  (418)              521          (306)           9,256
                                                            --------------------------------------------------------
INCREASE (DECREASE)  IN CASH AND CASH EQUIVALENTS           (1,892)              282          (493)           5,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                9,144            7,426          7,744           1,810
                                                            --------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                    $ 7,251          $ 7,708       $  7,251        $  7,708
                                                            ========================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash Paid for Colorado State Income Tax                                                                  $   100
                                                                                                          ==========
See notes to  condensed financial statements

NOTES TO  FINANCIAL STATEMENTS (UNAUDITED)


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

On August 18, 1997, Riviera Black Hawk, Inc. (the "Company" or "RBH") was formed. The Company is a wholly-owned indirect subsidiary of Riviera Holdings Corporation. The parent of the Company is Riviera Operating Corporation. Riviera Black Hawk, Inc. was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and 2000 periods may not be comparable.

Nature of Operations

The primary line of business of the Company is the operation of the Riviera Black Hawk Casino in Black Hawk, Colorado.

Casino operations are subject to extensive regulation in the State of Colorado by the Colorado Limited Gaming Control Commission and various other state and local regulatory agencies.

Principles of Presentation

The financial information at June 30, 2001, and for each of the three months and six months ended June 30, 2001 and 2000 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for those interim periods. The results of operations for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto as of and for the year ended December 31, 2000, included in the Company's Annual Report on Form-10K.

Earnings Per Share

The Company is a wholly-owned subsidiary of Riviera Holdings Corporation. There are no publicly traded shares of the Company's stock. In accordance with Financial Accounting Standards No. 128 "Earnings Per Share", no earnings per share data is presented herein.

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

Revenue Recognition

Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins after deducting losses and loyalty club points and incentive coupon payments paid in cash.

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

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-22 Titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $407,000 of such sales incentive offers "Points" from Casino operating expense to net against Casino revenues for the six months ended June 30, 2000 and $329,000 for the three months ended June 30, 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-14 titled "Accounting for Certain Sales Incentives" on April 18,2001. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as reduction of revenues. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the fourth quarter of 2001. Early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $243,000 of such sales incentive offers "cash vouchers" from Casino operating expense to net against Casino revenues for the six months ended June 30, 2000 and $40,000 for the three months ended June 30, 2000.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

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

On February 14, 2001, the Company contributed approximately $3.1 million to RBH under this agreement for the Operating Period No. 1. The amount has been shown as additional Paid in Capital. The six months results of 2001 indicate there will be no Keep Well amounts due on an annualized basis.

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

The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At June 30, 2001, the Company believes that it is in compliance with the covenants.

3. SEGMENT REPORTING

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

4. MANAGEMENT AGREEMENTS

RBH operates under a management  agreement (the RBH Management  Agreement)  with

Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly-owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are derived from amounts computed using generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2)15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began of February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At June 30, 2001, RBH had accrued but not paid, and the Manager had recognized, management fees of $1.2 million of which $602,000 are for the six months ended June 30, 2001 and $557,000 are for the period from February 4, 2000 to December 31, 2000. These management fees are eliminated in consolidation. Additionally, there are approximately $1.0 million in intercompany charges due to parent.

5. SUBSEQUENT EVENT

On August 8, 2001 the Company repurchased $1.0 million of the 13% First Mortgage Notes at par.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Special Factors Affecting Comparability

Riviera Black Hawk, Inc. was in the development stage during the first half of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable. Revenues

     Net revenues increased by approximately $3.4 million or 39.8%, from $8.6 million in 2000 to $12.0 million in 2001. Casino revenues were $8.2 million in 2000 and $11.4 million in 2001 as win per slot machine per day increased from $90 in the second quarter of 2000 to $150 in 2001.

     Food and beverage revenues were approximately $1.4 million in 2001, of which $943,000 was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over the first half of 2000. Other revenues increased 48.8% to $125,000 due to increased ATM fees.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $5.8 million, 48.2% of casino revenues in the second quarter of 2001 compared with $5.1 million of 59.2% or casino revenues in 2000. In 2001 the marketing effort was redirected to target higher end slot players with additional VIP and direct mail marketing programs. Slot club membership continued to grow resulting in a larger customer base for direct mail offerings. Food and beverage costs of complimentary revenues are presented as promotional allowances under GAAP. From an operational standpoint these expenses of the food and beverage department are allocated to the casino department.

Other Operating Expenses

General and administrative expenses were approximately $2.9 million, or 24.3% of net revenues for 2001 compared with $2.5 million or 28.8% of net revenues in 2000. Higher expenses were primarily due to increases in health insurance expenses and property taxes. Depreciation and amortization increased from $761,000 in 2000 to $921,000 in 2001 due to additional fixed asset purchases.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $1.9 million due to increased revenues which were primarily due to increased slot revenue which was the result of more effective marketing to a larger customer base.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $2.8 million, or 23.5% of net revenues in the second quarter of 2001 compared with $529,000 or 6.2% of net revenues in 2000 due to increased revenues and effective marketing.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000 including results of operations that commenced on February 4, 2000.

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

Revenues

Net revenues increased by approximately $6.8 million or 41.9%, from $16.2 million in 2000 to $23.0 million in 2001. Casino revenues were $15.5 million in in the first half of 2000 and $21.9 million in 2001 as win per slot machine per day increased from $105 in the 2000 to $146 in 2001.

Food and beverage revenues were approximately $2.5 million in 2001, of which $1.8 million was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over second quarter of 2000. Other revenues increased 59.2% to $234,000 due to increased ATM fees.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $11.1 million, or 48.4% of casino revenues in 2001 compared with $7.4 million or 45.9% of casino revenues in 2000. In 2001 the marketing effort was redirected to target higher end slot players. In addition, the slot club was significantly larger in the first half of 2001 than it was in the first half of 2000, expanding the base of customers TO which the Company was able to market. Food and beverage costs of complimentary revenues are recorded as promotional allowances under GAAP. The costs of food and beverage complimentaries are allocated to the casino department.

Other Operating Expenses

General and administrative expenses were approximately $5.7 million, or 24.7% of net revenues for 2001 compared with $4.2 million or 25.9% of net revenues in 2000. Depreciation and amortization increased from $1.2 million in 2000 to $1.8 million in 2001 due to an additional month's dereciation in the first half of 2001.

Income from Operations

Income from operations increased approximately $2.1 million primarily due to increased slot revenues as a result of more effective marketing to a larger player base in 2001. In 2000, these programs had not yet been instituted because business volume was being generated by the "newness factor" of the property.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $5.4 million, or 23.4% of net revenues for six months ended June 30, 2001 compared with $3.7 million or 22.9% of net revenues for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the RBH had cash and cash equivalents of $7.3 million. The Company had net shareholder's equity of $29.1 million.

The Company's net cash provided by operating activities was approximately $1.8 million for the six months ending June 30, 2001. Management believes that the $7.3 million in cash and cash equivalents, will be sufficient to cover the Company's budgeted capital expenditures for the next 12 months of approximately $2.4 million.

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

The 13% Note Indenture provides that, the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% Notes without a refinancing.

The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to :
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At June 30, 2001, the Company believes that it is in compliance with the covenants.

During the first six months of 2001, the company repurchased $2.5 million of the 13% First Mortgage Notes at par. On August 8, 2001, the Company purchased an additional $1.0 million of the 13% First Mortgage Notes at par.

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

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-22 Titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $407,000 of such sales incentive offers "Points" from Casino operating expense to net against Casino revenues for the six months ended June 30, 2000 and $329,000 for the three months ended June 30, 2000.

The Emerging Issues Task Force of the American Institute of Certified Public Accountants ("EITF") issued EITF No. 00-14 titled "Accounting for Certain Sales Incentives" on April 18,2001. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as reduction of revenues. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the fourth quarter of 2001. Early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $243,000 of such sales incentive offers "cash vouchers" from Casino operating expense to net against Casino revenues for the six months ended June 30, 2000 and $40,000 for the three months ended June 30, 2000.

Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents not needed for immediate operating activities in U.S. Treasury Bills with maturities of 60 days or less.

As of June 30, 2001, we had $44.2 million in borrowings. The borrowings include $36 million in bonds maturing in 2005. Interest under the bonds is based on a rate of 13% excluding contingent interest. Also included is $.6 million in a special improvement district bond offering with Black Hawk, Colorado. The Company's share of the debt on the Special Improvement District bonds is payable over ten years through December of 2009. The Special Improvement District bonds bear interest at 5.5%. Other borrowings include a vehicle loan of $20,000 maturing in 2004 with an interest rate of 9.0% and capital leases in the amount of $7.7 million at a weighted average interest rate of 10.8% payable over sixty months.

Interest Rate Sensitivity
Principal (in 000's) (Notational Amount by Expected Maturity)
Average Interest Rate
                                                                                                               Fair Value
                                             2001     2002     2003     2004     2005    Thereafter    Total   at 6/30/01

Long Term Debt Including Current Portion

Equipment loans
Black Hawk, Colorado                           $  5     $  8                                             $  13      $   13

Average interest rate                         11.2%    11.2%

Capital leases
 Black Hawk, Colorado                         $ 858   $1,848   $2,044   $2,263     $ 658                $7,671     $ 7,671

Average interest rate                         10.8%    10.8%    10.8%    10.8%     10.8%

Special Improvement District Bonds
 Black Hawk, Colorado                          $ 55     $ 68     $ 71     $ 76     $  81      $  221     $ 572      $  572

Average interest rate                          5.5%     5.5%     5.5%     5.5%      5.5%        5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                                          $35,941               $35,941    $ 35,941

Average interest rate                                                              13.0%

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

                                     Date: August 10, 2001