Form 10-Q
period 2001-09-30
RIVIERA BLACK HAWK INC
filed 2001-11-14
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2001
                               -----------------------------------------------
                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------   ------------------------

                             Commission file number  333-8163
                               ---------------------------

                           Riviera Black Hawk, Inc.
------------------------------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

           Colorado                                              86-0886265
------------------------------------------------------------------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                            Identification No.)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                89109
------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number,
  including area code                                (702) 794-9527
------------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes----- No-----


                 APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                        PROCEEDINGS DURING THE LAST FIVE YEARS

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

         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of November 9, 2001, the number of outstanding shares of the Registrant's Common Stock was 1,000.

                             Riviera Black Hawk, Inc.

INDEX

                                                                        Page
PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Report                                            2

Condensed Balance Sheets at September 30, 2001 (Unaudited)  and
December 31, 2000                                                          3

Condensed Statements of Operations (Unaudited) for the
Three Months and Nine Months ended September 30, 2001 and 2000             4

Condensed Statements of Cash Flows (Unaudited) for the
Three Months and Nine Months ended September 30, 2001 and 2000             5

Notes to Condensed Financial Statements (Unaudited)                        6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10

Item 3.  Quantitative and Qualitative Disclosure About Market Risk        16


PART II.  OTHER INFORMATION

Signature Page                                                            18

INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., (the "Company") as of September 30, 2001, and the related condensed statements of operations and of cash flows for the three months and nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

DELOITTE & TOUCHE LLP

October 24, 2001
Las Vegas, Nevada

RIVIERA BLACK HAWK, INC.
 BALANCE SHEETS
(In Thousands, except share amounts)
------------------------------------------------------------------------------------
                                                     September 30,     December 31,
                                                          2001              2000
ASSETS                                                 (unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                       $    10,727        $    7,744
   Accounts receivable, Net                                299               165
   Inventories                                             182               270
   Prepaid expenses and other assets                       486               565
                                               ---------------------------------
       Total current assets                             11,694             8,744

PROPERTY AND EQUIPMENT, Net                             67,946            68,505
OTHER ASSETS, Net                                        2,121             2,085
DEFERRED INCOME TAXES                                    2,031             2,125
                                               ---------------------------------
TOTAL                                              $    83,792       $    81,459
                                               =================================

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt               $     1,910        $    1,770
   Accounts payable                                      4,392             4,213
   Accrued interest                                      2,536             1,162
   Accrued expenses                                      1,861             1,180
   Payable to Parent                                     2,753             1,064
                                               ---------------------------------
     Total current liabilities                          13,452             9,389
                                               ---------------------------------
LONG-TERM DEBT, Net of Current Portion                  40,861            45,777
                                               ---------------------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY:
Common stock ($.001 par value; 10,000 shares
 authorized; 1,000 shares issued and outstanding)
Additional paid-in capital                              32,758            29,713
Accumulated deficit                                    (3,279)           (3,420)
                                               ---------------------------------
      Total stockholders' equity                        29,479            26,293
                                               ---------------------------------
TOTAL                                              $    83,792       $    81,459
                                               =================================
See notes to condensed  financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands, except per share  amounts)
                                                            Three Months Ended       Nine Months Ended
                                                              September 30,            September 30,
REVENUES:                                                    2001         2000         2001        2000
  Casino                                                  $ 12,693       $8,981     $ 34,640    $ 24,434
  Food and beverage                                          1,431        1,076        3,938       3,069
  Entertainment                                                134            0          225           0
  Other                                                        116          103          350         249
                                                        -------------------------------------------------
            Total revenues                                  14,374       10,160       39,153      27,752
   Less promotional allowances                                 896          666        2,715       2,082
                                                        -------------------------------------------------
            Net revenues                                    13,478        9,494       36,438      25,670
                                                        -------------------------------------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                   5,939        5,247       17,041      12,686
    Food and beverage                                          697          403        1,492       1,248
    Entertainment                                               36            0           67           0
    Other                                                        0            1            0           1
Other operating expenses:
    General and administrative                               3,157        2,820        8,829       7,005
    Preopening expenses                                          0            0            0       1,222
    Management fees to parent                                  390          183          992         532
    Depreciation and amortization                              962          787        2,766       2,016
                                                        -------------------------------------------------
            Total costs and expenses                        11,181        9,440       31,187      24,710
                                                        -------------------------------------------------
INCOME FROM OPERATIONS                                       2,297           54        5,251         960
                                                        -------------------------------------------------
OTHER (EXPENSE) INCOME
Interest expense                                           (1,616)      (1,870)      (5,089)     (5,638)
Interest income                                                 20          226           73         390
Interest capitalized                                             0            0            0         576
                                                        -------------------------------------------------
     Total other expense                                   (1,596)      (1,644)      (5,016)     (4,672)
                                                        -------------------------------------------------
INCOME (LOSS) BEFORE BENEFIT (PROVISION) FOR
 INCOME TAXES                                                  701      (1,590)          235     (3,712)
BENEFIT (PROVISION) FOR INCOME TAXES INCLUDING
 COLORADO STATE INCOME TAX                                     280        (636)           94     (1,485)
                                                        -------------------------------------------------
NET INCOME (LOSS)                                            $ 421      $ (954)        $ 141   $ (2,227)
                                                        =================================================

See notes to condensed financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
                                                                   Three Months     Three Months     Nine Months      Nine Months
                                                                       Ended            Ended           Ended            Ended
CASH FLOWS FROM OPERATING ACTIVITIES:                              September 30,    September 30,    September 30,    September 30,
                                                                       2001             2000             2001              2000
Net  income (loss)                                                 $       421     $     (954)        $      141    $     (2,227)
 Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
    Depreciation and amortization                                          962             787             2,766            2,016
    Provision for bad debts                                                 47               8                64               31
    Interest expense                                                     1,616           1,870             5,089            5,638
    Interest paid                                                        (232)           (232)           (3,153)          (3,534)
    Capitalized  interest on  construction  projects                                                                        (577)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                         (111)           (172)             (198)            (428)
      Decrease (increase) in inventories                                    27            (19)                89            (152)
      Decrease (increase) in prepaid expenses
        and other assets                                                    68             182                78              163
      Increase (decrease) in accounts payable                              721           (661)             (245)            (823)
      Increase (decrease) in payable to parent                             465             183             1,552              532
      Increase (decrease) in accrued liabilities                           873           2,238               681            2,926
      Increase (decrease) in current income taxes payable
      Increase (decrease) in deferred income taxes                         281         (2,334)                94          (1,485)
                                                                 ------------------------------------------------------------------
       Net cash  provided by operating activities                        5,138             896             6,958            2,081
                                                                 ------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                               (613)           (525)           (2,207)         (13,953)

      Capitalized interest on construction projects                                                                           577
      Decrease (increase) restricted funds                                               1,689                              9,992
      Decrease (increase) in other assets                                 379              794              (36)              801
                                                                 ------------------------------------------------------------------
       Net cash provided by (used in) investing activities              (234)            1,958           (2,243)          (2,583)
                                                                 ------------------------------------------------------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term borrowings                                                    212                              9,831
     Payments on long-term borrowings                                   (428)            (713)           (1,277)          (1,115)
     Purchases of 1st Mortgage Notes - Black Hawk                     (1,000)                            (3,500)
      Additional paid in capital                                                                           3,045               39
                                                                 ------------------------------------------------------------------
        Net cash  provided by (used in) financing activities          (1,428)            (501)           (1,732)            8,755
                                                                 ------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                   3,476            2,353             2,983            8,251
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    $     7,251      $     7,708       $     7,744      $     1,810
                                                                 ------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                          $    10,727      $    10,061       $    10,727      $    10,061
                                                                 ==================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash Paid for Colorado State Income Tax                                                                              $       100
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

Principles of Presentation

The financial information at September 30, 2001, and for each of the three months and nine months ended September 30, 2001 and 2000 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for those interim periods. The results of operations for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that will be achieved for the entire year.

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

Revenue Recognition

Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins after deducting losses, participation payments and loyalty club points and incentive coupon payments paid in cash.

Reclassifications

Certain amounts have been reclassified in the accompanying financial statements to conform with the current period presentation.

Recently Adopted Accounting Standards

Recently Issued Accounting Standards - The Financial Accounting Standards Board, ("FASB") issued Statement of Financial Accounting Standard, ("SFAS") No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ending March 31, 2001. The adoption of this SFAS 133 had no impact on the Company or the Company's consolidated financial statements.

The Emerging Issues Task Force ("EITF") of the American Institute of Certified Public Accountants issued EITF No. 00-22 Titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $1.5 million of such "Points" from Casino operating expense to net against Casino revenues for the nine months ended September 30, 2000 and $1.1 million for the three months ended September 30, 2000.

The EITF of the American Institute of Certified Public Accountants issued EITF No. 00-14 titled "Accounting for Certain Sales Incentives" on April 18,2001. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as a reduction of revenues. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the fourth quarter of 2001. Early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $896,200 of such sales incentive offers "Cash Vouchers" from Casino operating expense to net against Casino revenues for the nine months ended September 30, 2000 and $653,600 for the three months ended September 30, 2000.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June of 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in August of 2001. This Statement address financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

2.       LONG TERM DEBT AND COMMITMENTS

On June 3, 1999, the Company closed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The parent of RBH, Riviera Holdings Corporation, has not guaranteed the $45 million RBH Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of RBH operations to cover (i) the $5.85 million interest on such Notes if not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million as follows:

Operating Period #1 April 1, 2000-December 31, 2000 $6.75 Million Operating Period #2 January 1, 2001-December 31, 2001 $9.0 Million Operating Period #3 January 1, 2002-December 31, 2002 $9.0 Million Operating Period #4 January 1, 2003-March 31, 2003 $2.25 Million

On February 14, 2001, the Company contributed approximately $3.0 million to RBH under this agreement for the Operating Period No. 1. The amount has been shown as Additional Paid in Capital. The nine month results of 2001 indicate there will be no Keep Well amounts due on an annualized basis.

The notes were issued at cost in the amount of $3.5 million. The deferred financing costs included in other assets are being amortized over the life of the notes on a straight-line basis which approximates, the effective interest method.

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

The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At September 30, 2001, the Company believes that it is in compliance with the covenants.

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

4. MANAGEMENT AGREEMENTS

RBH operates under a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly-owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are derived from amounts computed using generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began on February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At September 30, 2001, RBH had accrued but not paid, and the Manager had recognized, management fees of $1.5 million. Management fees for the three and nine months ended September 30, 2001 and 2000 were $389,900 and $182,400 (for the three months, respectively) and $991,700 and $531,700 (for the nine months, respectively). These management fees are eliminated in consolidation. Additionally, there are approximately $1.2 million in intercompany charges and interest due to parent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Special Factors Affecting Comparability

Riviera Black Hawk, Inc. was in the development stage during the first quarter of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

Revenues

Net revenues increased by approximately $4.0 million or 42.0%, from $9.5 million in 2000 to $13.5 million in 2001. Casino revenues were $9.0 million in 2000 and $12.7 million in 2001 as win per slot machine per day increased from $118 in the third quarter of 2000 to $155 in 2001.

Food and beverage revenues were approximately $1.4 million in 2001, of which $803,000 was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in the fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over the third quarter of 2000 when the restaurant was a coffee shop. Entertainment revenue of $134,000 was generated in the third quarter of 2001 for concerts and special events. There were no concerts in 2000. Other revenues increased 12.6% to $116,000.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $5.9 million, or 46.5% of casino revenues in the third quarter of 2001 compared with $5.2 million or 57.8% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target high denomination slot players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Food and beverage complimentary revenues are recorded as promotional allowances. The costs of food and beverage complimentaries are allocated to the department authorizing the complimentary.

Other Operating Expenses

General and administrative expenses were approximately $3.2 million, or 23.4% of net revenues for 2001 compared with 29.7% of net revenues in 2000 due to increased property tax and insurance expense for health insurance claims. Depreciation and amortization increased from $787,000 in 2000 to $962,000 in 2001.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $2.3 million as a result of increased direct marketing and promotion for the casino in the third quarter of 2001. In 2000, these programs had not yet been instituted because business volume was being generated solely by the "newness factor" of the property.

EBITDA

Riviera Black Hawk EBITDA, as defined, was $3.6 million, or 27.1% of net revenues in the third quarter of 2001 compared with $1.0 million, or 10.8%, of net revenues in 2000 for the reasons discussed above.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000 including results of operations that commenced on February 4, 2000.

Special Factors Effecting Comparability of Results of Operations

The Riviera Black Hawk was in the development stage during the first half of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

Revenues

Net revenues increased by approximately $10.8 million, or 42.0%, from $25.7 million in 2000 to $36.4 million in 2001. Casino revenues were $24.4 million in 2000 and $34.6 million in 2001 as win per slot machine per day increased from $110 in the 2000 to $149 in 2001.

Food and beverage revenues were approximately $3.9 million in 2001, of which $2.6 million was complimentary (promotional allowance). The World's Fare Buffet restaurant replaced the coffee shop in fourth quarter 2000 and has served as a marketing tool increasing customer traffic and slot volume over second quarter of 2000 when the restaurant was a coffee shop. Entertainment revenue of $225,000 was generated in 2001 for concerts and special events. There were no concerts in 2000. Other revenues increased 40.8% to $350,000.

Direct Costs and Expenses of Operating Departments

Casino expenses were approximately $17.0 million, or 49.1% of casino revenues in 2001 compared with $12.7 million or 52.0% of casino revenues in 2000. In 2001 the marketing effort was strengthened to target higher end players with additional VIP and direct mail marketing resulting in increased membership in the slot club. Food and beverage complimentary revenues are recorded as promotional allowances. The costs of food and beverage complimentaries are allocated to the department authorizing the complimentary.

Other Operating Expenses

General and administrative expenses were approximately $8.8 million, or 24.2% of net revenues for 2001 compared with $7.0 million or 27.3% of net revenues in 2000. Depreciation and amortization increased from $2.0 million in 2000 to $2.8 million in 2001. Results between fiscal 2001 and 2000 are not necessarily comparable due to the fact that Riviera Black Hawk was in a development stage until February 4, 2000.

Income from Operations

Income from operations in Black Hawk, Colorado increased approximately $4.3 million due to increased revenues as a result of increased direct costs for marketing and promotion for the casino in 2001. In 2000, these programs had not yet been instituted because business volume was being generated solely by the "newness factor" of the property.

 EBITDA

Riviera Black Hawk EBITDA, as defined, was $9.0 million, or 24.7% of net revenues for nine months ended September 30, 2001 compared with $4.7 million, or 18.4% of net revenues in 2000.

Liquidity and Capital Resources

At September 30, 2001, RBH had cash and cash equivalents of $10.7 million. The Company had net shareholder's equity of $29.5 million.

The Company's net cash provided by operating activities was approximately $7.0 million for the nine months ended September 30, 2001. Management believes that the $10.7 million in cash and cash equivalents will be sufficient to cover the Company's budgeted capital expenditures for the next 12 months of approximately $2.4 million.

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

The 13% Note Indenture provides that, the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to pay the principal amount of the 13% Notes without refinancing.

The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to:
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At September 30, 2001, the Company believes that it is in compliance with the covenants.

During the first nine months of 2001, the company repurchased $3.5 million of the 13% First Mortgage Notes at par.

Recently Adopted Accounting Standards

Recently Issued Accounting Standards - The FASB issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ended March 31, 2001. The adoption of this SFAS 133 had no impact on the Company or the Company's consolidated financial statements.

The EITF of the American Institute of Certified Public Accountants issued EITF No. 00-22 Titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or
(2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $1.5 million of such "Points" from Casino operating expense to net against Casino revenues for the nine months ended September 30, 2000 and $1.1 million for the three months ended September 30, 2000.

The EITF of the American Institute of Certified Public Accountants issued EITF No. 00-14 titled "Accounting for Certain Sales Incentives" on April 18,2001. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as reduction of revenues. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the fourth quarter of 2001. Early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $896,000 of such sales incentive offers "cash vouchers" from Casino operating expense to net against Casino revenues for the nine months ended September 30, 2000 and $653,600 for the three months ended September 30, 2000.

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective January 1, 2002. SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position and results of operations.

The FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" in June of 2001. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing, but has not yet determined the impact of SFAS No. 143 on its financial position and results of operations.

The FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in August of 2001. This Statement address financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). This Statement also amends ARB No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company is currently assessing, but has not yet determined the impact of SFAS No. 144 on its financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents not needed for immediate operating activities in U.S. Treasury Bills with maturities of 60 days or less.

As of September 30, 2001, we had $42.8 million in borrowings. The borrowings include $35 million in bonds maturing in 2005. Interest under the bonds is based on a rate of 13% excluding contingent interest. Also included is $.6 million in a special improvement district bond offering with Black Hawk, Colorado. The Company's share of the debt on the Special Improvement District bonds is payable over ten years through December of 2009. The Special Improvement District bonds bear interest at 5.5%. Other borrowings include a vehicle loan of $20,000 maturing in 2004 with an interest rate of 9.0% and capital leases in the amount of $7.2 million at a weighted average interest rate of 10.8% payable over sixty months.

Interest Rate Sensitivity
Principal (in 000's) (Notational Amount by Expected Maturity)
Average Interest Rate
                                                                                                                  Fair Value
                                          2001      2002     2003      2004      2005      Thereafter    Total    at 9/30/01

Long Term Debt Including Current Portion
Equipment loans
Black Hawk, Colorado                      $   3    $   8                                                $   11      $    11
Average interest rate                      11.2%    11.2%

Capital leases
Black Hawk, Colorado                     $ 434   $ 1,848  $ 2,044   $ 2,263   $  658                   $ 7,247     $  7,247
Average interest rate                     10.8%    10.8%     10.8%    10.8%     10.8%

Special Improvement District Bonds
Black Hawk, Colorado                     $  55    $  68     $  71    $  76     $  81     $   221        $  572      $   572
Average interest rate                      5.5%     5.5%      5.5%     5.5%     5.5%        5.5%

13% First Mortgage Note
Black Hawk, Colorado                                                          $ 34,941                $ 34,941     $ 34,941
Average interest rate                                                           13.0%


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

                                         Date: November 11, 2001