Form 10-K
period 2001-12-31
RIVIERA BLACK HAWK INC
filed 2002-03-27
CIK 1089508

===========================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

The Registrant meets the conditions set forth in General Instruction I (1)

(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

    (Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the fiscal year ended December 31, 2001.

[ ] Transition report pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the transition period from __________ to
__________

                        Commission file number 333-8163

                            RIVIERA BLACK HAWK, INC.
             (Exact name of Registrant as specified in its charter)

           Colorado                                            88-0886265
--------------------------------                     ---------------------------
(State of Incorporation)                               (IRS. Employer ID Number)

2901 Las Vegas Boulevard South
Las Vegas, Nevada                                                 89109
-------------------------------------------------             -----------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (702) 794-9527
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

         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of March 16, 2002 the number of outstanding shares of the Registrant's Common Stock was 1,000.

Documents incorporated by reference:

             ===========================================================
                               Page 1 of 23 Pages
                    Exhibit Index Appears on Page 22 hereof.



                            RIVIERA BLACK HAWK, INC.
                    ANNUAL REPORT ON FORM 10-K FOR THE FISCAL
                          YEAR ENDED DECEMBER 31, 2001

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

Item 2.    Property..............................................................................................11

Item 3.    Legal Proceedings.....................................................................................11

Item 4.    Submission of Matters to a Vote of Security Holders...................................................11

Item 5.    Market for the Registrant's Common Stock and Related Security Holder Matters..........................12

Item 6.    Selected Financial Data...............................................................................12

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.................12
           Results of Operations.................................................................................12
           Liquidity and Capital Resources.......................................................................15
           Recently Adopted Accounting Standards.................................................................16
           Recently Issued Accounting Standards..................................................................16
           Forward Looking Statements............................................................................18

Item 7a.   Quantitative and Qualitative Market Risk Disclosure...................................................18

Item 8.    Financial Statements .................................................................................19

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................19

Item 10.   Directors and Executive Officers of the Registrant (not applicable....................................19

Item 11.   Executive Compensation (not applicable)...............................................................19

Item 12.   Security Ownership of certain Beneficial Owners and Management (not applicable).......................19

Item 13.   Certain Relationships and Related Transactions .......................................................19

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8K........................................19

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

Gaming

         Our casino features the fourth largest number of gaming devices in the Black Hawk / Central City market with 986 slot machines and 12 blackjack tables. In Colorado, each slot machine and each table game is considered one gaming device.

Restaurants

         The quality, value and variety of food served are critical to attracting Black Hawk visitors. Riviera Black Hawk offers two restaurants, the World's Fare Buffet, a casual buffet style restaurant located on the second floor of the facility with a seating capacity of up to 252 people and a Pizza Hut. In addition to the restaurant, our casino also includes two bars, one located in the entertainment area and the other one on the casino floor.

Entertainment

         Riviera Black Hawk includes a 7,000 square feet, multi-use entertainment center located on the second level of the facility with the capacity to seat approximately 440 people. This is one of the largest facilities in the Black Hawk market enabling us to feature entertainment performances and special events. When not in use, the entertainment center is available for meetings, parties and other promotional events.

Marketing Strategy

           The initial participants in this market were small, privately held gaming facilities whose inability to offer convenient parking and a full range of traditional casino amenities limited the growth of this market. Subsequently, larger casinos offering such amenities have entered the market and have been gaining market share, contributing to the consistent growth in the overall market. As of December 31, 2001, there were 25 casinos in the Black Hawk market, with eleven casinos each offering more than 400 gaming devices. Isle of Capri, located across the street from our casino with approximately 1,145 gaming machines and 1,000 covered parking spaces, has been the market leader in terms of win per gaming device. The Hyatt Casino with 1,332 gaming machines and 22 table games opened on December 20, 2001.

           We attract customers to our casino by implementing marketing strategies and promotions designed specifically for this market. In so doing, we hope to create customer loyalty and benefit from repeat visits by our customers. Specific marketing programs to support this strategy include the Riviera Black Hawk Player's Club and "Elite" services offered to repeat gaming customers. The Riviera Black Hawk Player's Club is a promotion that rewards casino play and repeat visits to the casino with various privileges and amenities such as cash bonuses, logo gift items and invitations to special events, such as parties, professional sporting events and concerts. "Elite" services are available to the highest level of players and include special valet and self-parking services, complimentary food and entertainment offerings and special events specifically designed for this group of customers.

           We benefit from strong "walk-in" traffic due to the proximity of our casino to the Colorado Central Station and the Isle of Capri Casino. We have and continue to develop specific marketing programs designed to attract these "walk-in" customers. We emphasize quality food and beverage amenities with customer friendly service as a marketing tool. In addition, we provide entertainment programs designed to meet the tastes of the Black Hawk/Central City market, such as live music performances by popular regional and national groups, comedians and boxing.

           We rely on database marketing in order to best identify target customer segments of the population and to tailor the casino's promotions and amenities to our core group of customers. We use the current database to identify and stratify slot players living primarily in Colorado for appropriate incentives. Approximately 150,000 of these slot players have been identified as of December 31, 2001. In addition, we promote our casino by advertising in newspapers, on billboards and on the radio in the local areas.

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

         The first casino in the Black Hawk/Central City market was opened in October 1991 with 14 casinos open by the end of that year. The pace of expansion increased further in 1992 with the number of casinos in the market peaking at 42 casinos. However, due to a trend of consolidation in the market and the displacement of small casinos by the entry of larger, better capitalized operators, the number of casinos has declined to 25 as of December 31, 2001.

         The Black Hawk/Central City market primarily caters to "day-trip" customers from Denver, Boulder, Fort Collins and Golden as well as Cheyenne, Wyoming. We believe an estimated adult population exceeding 2.4 million people resides within this 100-mile radius of Black Hawk. In addition, we believe that residents within a 100-mile radius of the City of Black Hawk had an estimated average household income in excess of $50,000 per annum in 2001.

Since 1992, the number of gaming devices in the Black Hawk/Central City market has grown approximately 78% from 7,252 devices in 1992 to 12,907 devices in 2001. Win per gaming device per day has continued to grow despite the increase in the number of gaming devices. Gaming revenues in the Black Hawk/Central City market grew by 8.2% in 2001 over 2000. The City of Black Hawk itself experienced a 10.3% increase in gaming revenue in 2001.

           The City of Black Hawk has experienced more significant growth in gaming revenues than Central City since 1992. The popularity of Black Hawk in comparison to Central City is due primarily to Black Hawk's superior access to major highways, as patrons must first pass through Black Hawk to access Central City from Denver. Due to this superior location, larger casino operators have focused on building in the City of Black Hawk. As a result, casinos in Black Hawk now generally feature a larger average number of gaming devices, a wider variety of amenities and convenient free parking for patrons. These factors have contributed to growth in Black Hawk gaming revenues of 783% since 1992 compared to a negative growth for Central City of 16% over the same period. The number of gaming devices in the City of Black Hawk has increased 242% since 1992, while the number of gaming devices in Central City has declined 43% over the same period.

Competition

The  Black   Hawk/Central   City  gaming  market  is  characterized  by  intense
competition. The primary competitive factors in the market are location, availability and convenience of parking, number of slot machines and gaming tables, promotional incentives, hotel rooms, types and pricing of non-gaming amenities, name recognition and overall atmosphere. Our main competitors are the larger gaming facilities, particularly those with considerable on-site or nearby parking and established reputations in the local market. As of December 31, 2001 there were 25 gaming facilities in the Black Hawk / Central City market with 11 casinos each offering more than 400 gaming positions. The Hyatt Casino, which features 1,335 slot machines, opened on December 20, 2001. Other projects have also been announced, proposed, discussed or rumored for the Black Hawk/ Central City market.

           The gaming facilities near the intersection of Main and Mill Streets provide significant competition to our casino. Colorado Central Station, which has been one of the most successful casinos in Colorado, is located across the street from our casino and has approximately 700 slot machines, 20 gaming tables and approximately 700 valet parking spaces. The Isle of Capri Casino, the most successful casino in Colorado, which opened in December 1998, is located directly across the street from our casino and features approximately 1,145 slot machines, 14 table games, 1,000 parking spaces, and 235 hotel rooms.

           The number of hotel rooms currently in the Black Hawk/Central City market is approximately 450, with only three gaming facilities providing hotel accommodations to patrons. These include Harvey's Wagon Wheel Casino Hotel with approximately 120 rooms, the Lodge at Black Hawk with approximately 50 rooms and the Isle of Capri Casino with 235 rooms. Casinos offering hotel accommodations for overnight stay may have a competitive advantage over our casino. However, we believe that self-parking is a more effective utilization of our available space and that providing hotel accommodations will not be a significant factor, but instead will contribute to growth in the overall market.

           Historically, the city of Black Hawk has enjoyed an advantage over Central City because customers have to drive through Black Hawk to reach Central City. Central City has received approval for the development of a road directly connecting Central City and Black Hawk with Interstate 70, which would allow customers to reach Central City without driving by or through Black Hawk. There remain significant financial obstacles to the development of this road and it is uncertain whether it will be developed over the near to intermediate term, or developed at all.

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

           Pursuant to a license agreement, Riviera Las Vegas licenses the use at the Black Hawk casino of all of the trademarks, service marks and logos used by Riviera Las Vegas. In addition, the license agreement provides that additional trademarks, service marks and logos acquired or developed by us and used at our other facilities will be subject to the license agreement.


Employees and Labor Relations

         Riviera Black Hawk opened on February 4, 2000 with approximately 450 full time equivalent employees. As of December 31, 2001, the total number of full time equivalent employees was 371. The Black Hawk/Central City labor market is very competitive. Riviera Black Hawk believes that it will be able to maintain its current employee level. There can be no assurance, however, that new and existing casinos will not affect Riviera Black Hawk's ability to maintain its current employee level.

         There are currently no collective bargaining agreements in Black Hawk casinos.

Regulation and Licensing

Colorado Gaming and Liquor Regulation

Summary


         In general we, Riviera Black Hawk, our principal executive officers and those of Riviera Holdings, and any of our employees who are involved in our gaming operations, are required to be found suitable for licensure by the Colorado Gaming Commission. Colorado also requires that significant stockholders of 5% or more of our stock be certified as suitable for licensure. Riviera Black Hawk's original retail gaming license was approved by the Colorado Gaming
Commission on November 18, 1999, and has been successfully renewed each subsequent year.

Background

           Pursuant to an amendment to the Colorado Constitution, limited stakes gaming became lawful in the cities of Central City, Black Hawk and Cripple Creek on October 1, 1991. Limited stakes gaming means a maximum single bet of five dollars on slot machines and in the card games of blackjack and poker.

           Limited stakes gaming is confined to the commercial districts of these cities as defined by Central City on October 7, 1981, by Black Hawk on May 4, 1978, and by Cripple Creek on December 3, 1973. In addition, the Colorado Amendment restricts limited stakes gaming to structures that conform to the architectural styles and designs that were common to the areas prior to World War I, and which conform to the requirements of applicable city ordinances regardless of the age of the structures. Under the Colorado Amendment, no more than 35% of the square footage of any building and no more than 50% of any one floor of any building may be used for limited stakes gaming. Persons under the age of 21 cannot participate in limited stakes gaming. The Colorado Amendment also prohibits limited stakes gaming between the hours of 2:00 a.m. and 8:00 a.m., and allows limited stakes gaming to occur in establishments licensed to sell alcoholic beverages.

           Further, the Colorado Act provides that, in addition to any other applicable license fees, up to a maximum of 40% of the total amounts wagered less payouts to players may be payable by a licensee for the privilege of conducting limited stakes gaming. Such percentage is to be established by the Colorado Commission annually.

           The Colorado Act declares public policy on limited stakes gaming to be that: (1) the success of limited stakes gaming is dependent upon public confidence and trust that licensed limited stakes gaming is conducted honestly and competitively; the rights of the creditors of licensees are protected; gaming is free from criminal and corruptive elements; (2) public confidence and trust can be maintained only by strict regulation of all persons, locations, practices, associations and activities related to the operation of licensed gaming establishments and the manufacture or distribution of gaming devices and equipment; (3) all establishments where limited gaming is conducted and where gambling devices are operated, and all manufacturers, sellers and distributors of certain gambling devices and equipment must therefore be licensed, controlled and assisted to protect the public health, safety, good order and the general welfare of the inhabitants of the state to foster the stability and success of limited stakes gaming and to preserve the economy, policies and free competition in Colorado; and (4) no applicant for a license or other affirmative commission approval has any right to a license or to the granting of the approval sought. Any license issued or other commission approval granted pursuant to the provisions of this Article is a revocable privilege, and no holder acquires any vested rights therein.

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

Gaming licenses

The Colorado Commission may issue:

     o slot machine manufacturer or distributor,

     o operator,

     o retail gaming,

     o support, and

     o key employee gaming licenses.

           The first three licenses require annual renewal by the Colorado Commission. Support and key employee licenses are issued for two-year periods and are renewable by the Division Director. The Colorado Commission has broad discretion to condition, suspend for up to six months, revoke, limit or restrict a license at any time and also has the authority to impose fines.

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

           The Colorado Act and the Colorado Regulations require licensees to maintain detailed records that account for all business transactions. Records must be furnished upon demand to the Colorado Commission, the Division of Gaming and other law enforcement authorities. The Colorado Regulations also establish extensive playing procedures and rules of play for poker, blackjack and slot machines. Retail gaming licenses must adopt comprehensive internal control procedures. Such procedures must be approved in advance by the Division of Gaming and include the areas of accounting, surveillance, security, cashier operations, key control and fill and drop procedures, among others. No gaming devices may be used in limited stakes gaming without the approval of the Division Director or the Colorado Commission.

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

Taxes, fees and fines

           The Colorado Amendment requires an annual tax of up to 40% on the total amount wagered less all payouts to players. With respect to games of poker, the tax is calculated based on the sums wagered which are retained by the licensee as compensation. Annually during April, May and June, the Colorado Commission, as mandated by the Colorado Regulations, shall conduct rule-making hearings concerning the gaming tax rate and device fee rate for the subsequent gaming year. However, rigid compliance with the Colorado Regulations is not mandatory and shall in no way be construed to limit the time periods or subject matters which the Colorado Commission may consider in determining the various tax rates. Currently, the gaming tax is:

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

           The municipality of Black Hawk assesses an annual device fee of $62.50 per device on all devices exceeding 50. There is no statutory limit on state or city device fees, which may be increased at the discretion of the Colorado Commission or the city. In addition, a business improvement fee of as much as $7.42 per device and a monthly transportation authority device fee of $8.84 per device also may apply depending upon the location of the licensed premises in Black Hawk.

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


Item 2.  Property

           Riviera Black Hawk is located on 1.63 acres of land at 400 Main Street, Black Hawk, Colorado. The buildings include approximately 325,000 square feet and comprise 32,000 square feet of gaming space, parking for approximately 520 vehicles (substantially all of which are covered), a 252-seat buffet, two bars and an entertainment center with seating for approximately 440 people.

           The entire Riviera Black Hawk complex is encumbered by a first deed of trust securing the 13% Notes.

           See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         Not applicable.

Item 6.  Selected Financial Data

         The following table sets forth a summary of selected financial data for the Company for the years ended December 31, in thousands:

-------------------------------------------------------------------------------
                                    2001       2000       1999        1998
-------------------------------------------------------------------------------

Net Operating  Revenue           $49,046    $35,261        (a)         (a)
Net Income (Loss)                    589     (2,946)     $(474)         $0
Total Assets                      83,477     81,884     72,950      28,128
Long-Term Debt                   $40,777    $45,777    $45,742        $687
-------------------------------------------------------------------------------

     (1) The Company was in the development stage from its inception on August 18, 1997 through February 4, 2000. During fiscal 2000 and 1999, the Company recognized $1,222,000 and $595,000 in preopening expenses, respectively. There were no operations in 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Results of Operations


2001 Compared to 2000

Special Factors Effecting Comparability of Results of Operations

         The Riviera Black Hawk was in the development stage during the first half of 2000 until February 4, 2000 when it opened the casino. Accordingly, the results of operations for the fiscal 2001 and fiscal 2000 results may not be comparable.

         The following table sets forth, for the periods indicated, certain operating data for Riviera Black Hawk. EBITDA for the purposes of this table excludes, pre-opening expense and inter-company management fees. Operating income is presented as shown on the Statement of Operations.

                                                                    Change        % Change
                                        Year Ended December 31,    Incr/(Decr)    Incr/(Decr)
     (In thousands)                       2001          2000       ----------     ----------
                                          ----          ----
     Net revenues                      $49,046       $35,261        $13,785          39.1%
     Income(Loss) from operations       $7,622        $1,881         $5,741           305%
     EBITDA(2)                         $12,722        $6,597         $6,125          92.8%
     EBITDA Margin(3)                    25.9%         18.7%           9.3%

   (2) EBITDA consists of Earnings Before Interest, income Taxes, Depreciation, Amortization, preopening expenses, intercomany management fees and other, net. While EBITDA should not be construed as a substitute for operating income or a better indicator of liquidity than cash flows from operating activities, which are determined in accordance with generally accepted accounting principles ("GAAP"), it is included herein to provide additional information with respect to the ability of the Company to meet its future debt service, capital expenditures and working capital requirements. Although EBITDA is not necessarily a measure of the Company's ability to fund its cash needs, management believes that certain investors find EBITDA to be a useful tool for measuring the ability of the Company to service its debt. EBITDA margin is EBITDA as a percent of net revenues. The Company's definition of EBITDA may not be comparable to other companies' definitions.

   (3) Shown as a percentage of net revenue.

Revenues

         Riviera Black Hawk net revenues increased by approximately $13.8 million, or 39.1%, from $35.3 million in the 11 months of 2000 to $49.0 million in the 12 months ended December 31, 2001 as the operation gained market share and was unaffected by the events of September 11. Casino revenues, primarily slot machines, increased by approximately $13.0 million, or 38.7%, from $33.6 million in the 11 months of 2000 to $46.7 million in the 12 months ended December 31, 2001. Average slot machine win per unit increased from $114 per day in 2000 to $148 in 2001. Food and beverage revenues increased by approximately $1.5 million, or 38.3%, from $4.0 million in the 11 months of 2000 to $5.6 million in the 12 months ended December 31, 2001. The remodeled buffet and related marketing efforts resulted in a 45.6% increase in covers (customers) and a 26.4% increase in average check (price).

Income from Operations

Income from operations increased $5.7 million or 305% from $1.9 million in the 11 months of 2000 to $7.6 million in the 12 months ended December 31, 2001 due to the increase in revenues and better margins as marketing costs were stabilized. Staffing was also optimized as full-time equivalent employees were reduced from 450 at the opening in February 2000 to 371 at the end of 2001. Although general and administrative costs increased $1.7 million, they were 23.5% of revenues in the current year compared with 27% in 2000. Preopening expense decreased $1.2 million and intercompany management fees based on revenue and EBITDA increased $797,000. Depreciation increased $809,000 or 27.5% in 2001 compared with the 11 months of operations in 2000.

EBITDA

Riviera Black Hawk EBITDA, as defined, increased by approximately $6.1 million, or 92.8%, from $6.6 million in the 11 months of 2000 to $12.7 million in the 12 months ended December 31, 2001. During the same periods, EBITDA margin increased from 18.7% to 25.9% of net revenues.

Other Income (Expense)

           Interest expense on the 13% First Mortgage Notes combined with its interest on capital leases totaled $6.7 million in 2001 compared to $7.7 million in 2000. Capitalized interest was $577,000 in 2000, which related to capitalized amounts prior to the completion of the casino project.

Net Income

           Net income increased approximately $3.5 million from a loss of $2.9 million in 2000 to a profit of $589,000 in 2001. Income from operations accounted for $5.9 million of the increase and interest expense declined $947,000 due to the repurchase of a portion of the 13% first Mortgage Notes. These increases were partially offset by a $219,000 reduction of interest income due to lower interest rates, $577,000 less capitalized interest and a $2.4 million increase in income taxes due to the increase in pretax income.


2000 Compared to 1999

         Special Factors Effecting Comparability of Results of Operations

         Riviera Black Hawk was in the development stage during 1999 and until February 4, 2000 when the casino opened. Accordingly, the consolidated results of operations for fiscal 2000 and 1999 may not be comparable.

         The following table sets forth, for the periods indicated, certain operating data for Riviera Black Hawk. EBITDA for the purposes of this table excludes, pre-opening expense and inter-company management fees. Operating income is presented as shown on the Statement of Operations.

                                                                      Change       % Change
                                          Year Ended December 31,   Incr/(Decr)   Incr/(Decr)
     (In thousands)                          2000        1999       ----------    ----------
                                             ----        ----

     Net revenues                         $35,261       $ n/a        $35,261         100%
     Income(Loss) from operations          $1,881      $(595)         $2,476         416%
     EBITDA                                $6,597          $1         $6,596          n/a
     EBITDA Margin                          18.7%         n/a            n/a          n/a



Revenues

           Riviera Black Hawk opened on February 4, 2000. It had net revenues of approximately $35.3 million for the approximate eleven-month period in 2000. Casino revenues were $33.6 million, including $31.9 million in slot revenue and $1.7 million in table games revenue.

           Food and beverage revenues were approximately $4.0 million, of which $2.8 million were complimentary (promotional allowance). Other revenues were approximately $0.4 million primarily from ATM transaction fees.

EBITDA

           Riviera Black Hawk EBITDA, as defined, was $6.6 million, or 18.7%, of net revenues.

Other Income (Expense)

           Interest expense on the $45 million 13% First Mortgage Notes issued by Riviera Black Hawk in June 1999 combined with its interest from capital leases totaled $7.7 million in 2000. Capitalized interest was $577,000 in 2000, which was from the Black Hawk, Colorado project, decreased approximately $2.5 million from 1999.

Net Loss

           The net loss increased approximately $2.4 million from $.5 million in 1999 to $2.9 million in 2000 due primarily to higher preopening expense and higher interest expense offset by lower capitalized interest in 2000. Federal income tax benefits as a percent of losses were higher in 2000 because the Company had fewer permanent tax adjustments in fiscal 2000 compared to 1999, when there were no operations.

Liquidity and Capital Resources

         At December 31, 2001, RBH had cash and cash equivalents of $11.5 million. The Company may transfer the $3.3 million due to its parent if demanded. During 2001, the payment of management fees totaling $2 million was restricted wntil the fixed charge coverage ratio as defined, reached 1.5 to one. As of December 31, 2001, there was no restriction on the payment of the management fees to the parent. The Company had net shareholder's equity of $29.9 million.

         The   Company's  net  cash   provided  by  operating   activities   was
approximately $8.6 million for the year ended December 31, 2001. Management believes that the $11.5 million in cash and cash equivalents will be sufficient to cover the Company's budgeted capital expenditures for the next 12 months of approximately $2.4 million.

         As of December 31, 2000, Riviera Holdings Corporation contributed $15.1 million to acquire land for the casino in Black Hawk and $14.9 million in cash for developing the land for the casino. During 2001, Riviera Holdings made additional contributions of $3,045,000 under the terms of the Keepwell Agreement, for total cash contributions to date of $33 million.

         During 2001, Riviera Black Hawk repurchased $3.5 million of the 13% Notes on the open market at par.

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

         The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness; (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At December 31, 2001, the Company believes that it is in compliance with the covenants.

Recently Adopted Accounting Standards

         The FASB issued SFAS No. 133, "Accounting for Derivatives," which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SEAS No. 133 in the quarter ended March 31, 2001. The adoption of this SEAS 133 had no impact on the Company or the Company's consolidated financial statements.

         The EITF of the American Institute of Certified Public Accountants issued EITF No. 00-22 Titled "Accounting for "Points" and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future" on January 18, 2001. The EITF concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF 00-22, the Company reclassified approximately $2.6 million of such "Points" from Casino operating expense to net against Casino revenues for the period ended December 31, 2000.

         The EITF of the American Institute of Certified Public Accountants issued EITF No. 00-14 titled "Accounting for Certain Sales Incentives" on April 18,2001. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as reduction of revenues. The EITF concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. This EITF was required to be adopted by the Company during the fourth quarter of 2001. Early adoption is permitted. The Company chose to adopt this EITF in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $1.8 million of such sales incentive offers "cash vouchers" from Casino operating expense to net against Casino revenues for the period ended December 31, 2000.

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

Critical Accounting Policies

The preparation of the Company's consolidated financial statements requires the Company's management to adopt accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management periodically evaluates its policies, estimates and assumptions related to, these policies. The Company operates in a highly regulated industry. For both our Las Vegas, Nevada and Black Hawk, Colorado operations we are subject to regulations that describe and regulate operating and internal control procedures. The majority of our casino revenue is in the form of cash, personal checks or gaming chips and tokens, which by their nature do not require complex estimations. We estimate certain liabilities with payment periods that extend for longer than several months. Such estimates include customer loyalty liabilities, self-insured medical and workers compensation costs and litigation costs. We believe that these estimates are reasonable based upon our past experience with the business and based upon our assumptions related to possible outcomes in the future. Future actual results will likely differ from these estimates.

The Company has determined that the following accounting policies and related estimates are critical to the preparation of the Company's consolidated financial statements:

Long-lived Assets:

The Company has a significant investment in long-lived property and equipment. The Company estimates that the undiscounted future cash flows expected to result from the use of these assets exceeds the current carrying value of these assets. Any adverse change to the estimate of these undiscounted future cash flows could necessitate an impairment charge that would adversely affect operating results. The Company estimates useful lives for its assets based on historical experience, estimates of assets' commercial lives, and the likelihood of technological obsolescence. Should the actual useful life of a class of assets differ from the estimated useful life, the Company would record an impairment charge. The Company reviews useful lives, obsolescence, and assesses commercial viability of these assets periodically.

We utilize estimates related to cash flow projections related to the application of SFAS 109 for the realization of deferred tax assets. Our estimates are based upon recent operating results and budgets for future operating results. These estimates are made using assumptions about the economic, social and regulatory environments in which we operate. These estimates could be negatively impacted by numerous unforeseen events including changes to regulations affecting how we operate our business, changes in the labor market or economic downturns in the areas where we operate.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

         Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 90 days or less.

Interest Rate Sensitivity
Principal (Notational Amount by Expected Maturity)
Average Interest Rate

(Amounts in Thousands)                                                                                          Fair Value
                                  2002       2003       2004       2005       2006     Thereafter      Total        At
                                                                                                                 12/31/01
Long Term Debt
Including Current Portion


Equipment loans
Black Hawk, Colorado               $8                                                                    $8         $8

Average interest rate             11.2%

Capital leases
Black Hawk, Colorado           $1,848      $2,044     $2,263       $658                              $6,814     $6,814

Average interest rate           10.8%      10.8%       10.8%       10.8%

Special Improvement
District Bonds-Black Hawk,
 Colorado casino project          $97        $103       $109       $116       $124         $411        $960       $960

Average interest rate             5.5%       5.5%       5.5%       5.5%

 13% First Mortgage Note
Black Hawk, Colorado casino
Project                                                          $34,941                              $34,941    $34,941

Average interest rate                                              13.0%

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

Item 10.  Directors and Executive Officers of the Registrant (not applicable)

Item 11.  Executive Compensation (not applicable)

Item 12. Security Ownership of certain Beneficial Owners and Management (not applicable)

Item 13.  Certain Relationships and Related Transactions

         The Company has a management agreement (the "Management Agreement") with Riviera Gaming Management of Colorado, Inc., (the "Manager") an indirect wholly owned subsidiary of Riviera Holdings Corporation, which will manage the Company. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on one percent of net revenues (gross revenues less complimentaries) and is payable quarterly in arrears. The performance fee is based on the following percentages of EBITDA (earnings before interest, taxes, depreciation and amortization, whose components are based on generally accepted accounting principles): (1) 10 percent of EBITDA from $5 million to $10 million,
(2) 15 percent of EBITDA from $10 million to $15 million and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarter's EBITDA, paid in quarterly installments subject to year-end adjustment. Under the 13% bond indenture, the management fees cannot be paid to the parent unless the fixed charge coverage ratio exceeds 1.5 to one. Therefore, subsequent to the first quarter of 2000, these fees totaling approximately $1.9 million have not been paid. In addition, inter-company charges for the cost of labor, goods and services provided by the parent totaling approximately $1.4 million remain unpaid at December 31, 2001 and are evidenced by notes receivable. It is anticipated that these advances will be repaid in 2002.


PART IV Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1) List of Financial Statements

         The following Independent Auditor's Report and the Financial Statements of the Company are incorporated by reference into this item 14 of Form 10-k by
Item 8 hereof:

Independent Auditor's Report dated February 12, 2002

Balance Sheets as of December 31, 2001 and 2000

Statements of Operations for the Three years Ended December 31, 2001

Statements of Stockholder's Equity for the Three Years Ended December 31, 2001

Statements of Cash Flows and for the Three Years Ended  December  31, 2001

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

         (b) Reports on Form 8-K- No reports of Form 8-K were filed in the fourth quarter of 2001.

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

                           March 22, 2002

         Pursuant to the requirement of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

Signature                                Title                       Date

By: /s/ WILLIAM L. WESTERMAN
William L. Westerman Chief Executive Officer and Director        March 22, 2002

By:/s/ RONALD P. JOHNSON
Ronald P. Johnson President and Director                         March 22, 2002

By: /s/ DUANE R. KROHN
Duane R. Krohn Treasurer, Chief Financial Officer
and Director                                                     March 22, 2002

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

 *  Previously filed.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

TABLE OF CONTENTS
-------------------------------------------------------------------------------------------------------------


                                                                                                     Page

INDEPENDENT AUDITORS' REPORT                                                                           F-1

FINANCIAL STATEMENTS:

   Balance Sheets as of December 31, 2001 and 2000                                                     F-2

   Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999                      F-3

   Statements of Stockholder's Equity for the Years Ended December 31, 2001, 2000, and 1999            F-4

   Statements of Cash Flows for the Years Ended December 31, 2001, 2000, and 1999                      F-5

   Notes to Financial Statements                                                                       F-6

   Unaudited Quarterly Information                                                                    F-15



INDEPENDENT AUDITORS' REPORT


Riviera Black Hawk, Inc.:

We have audited the accompanying balance sheets of Riviera Black Hawk, Inc. (a wholly owned subsidiary of Riviera Holdings Corporation) (the "Company") as of December 31, 2001 and 2000 and the related statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Las Vegas, Nevada
February 12, 2002


RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

BALANCE SHEETS
DECEMBER 31, 2001 AND 2000 (In Thousands, Except Share Amounts)
---------------------------------------------------------------------------------


ASSETS                                                       2001          2000

CURRENT ASSETS:
  Cash and cash equivalents                                $11,459       $ 7,744
  Accounts receivable, net                                     169           165
  Inventories                                                  184           270
  Prepaid expenses                                             409           565
                                                            ------         -----
           Total current assets                             12,221         8,744

PROPERTY AND EQUIPMENT, Net                                 67,549        68,505

DEFERRED FINANCING COSTS                                     1,930         2,492

OTHER ASSETS                                                    44            18

DEFERRED INCOME TAXES                                        1,733         2,125
                                                             -----         -----
TOTAL                                                      $83,477       $81,884
                                                          ========       =======
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                        $ 1,953       $ 1,770
  Accounts payable                                           2,035         2,565
  Accrued interest                                           1,520         1,162
  Accrued expenses                                           3,937         3,253
  Payable to Parent                                          3,335         1,064
                                                            ------         -----
           Total current liabilities                        12,780         9,814

LONG-TERM DEBT, Net of current portion                      40,770        45,777
                                                            ------        ------
           Total liabilities                                53,550        55,591
                                                            ------        ------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
  Common stock, $.01 par value; 10,000 shares authorized;
    1,000 shares issued and outstanding
  Additional paid-in capital                                32,758        29,713
  Accumulated deficit                                       (2,831)       (3,420)
                                                            ------        ------
           Total stockholders equity                        29,927        26,293
                                                           -------       -------
TOTAL                                                      $83,477       $81,884
                                                           =======       =======
See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (In Thousands)
-----------------------------------------------------------------------------------------


                                                         2001           2000          1999

REVENUES:
  Casino                                                $46,650        $33,636
  Food and beverage                                       5,560          4,018
  Entertainment                                             274
  Other                                                     572            374
                                                         ------         ------
           Total revenues                                53,056         38,028
  Less promotional allowances                             4,010          2,767
                                                         ------         ------
           Net revenues                                  49,046         35,261

COSTS AND EXPENSES:
  Direct costs and expense of operating departments:
    Casino                                               22,648         17,286
    Food and beverage                                     2,093          1,599
    Entertainment                                            77              5
  Other operating expenses:
    General and administrative                           11,506          9,774
    Preopening expenses                                                  1,222         $ 595
    Intercompany management fees                          1,354            557
    Depreciation and amortization                         3,746          2,937
                                                         ------         ------          ----
           Total costs and expenses                      41,424         33,380           595
                                                         ------         ------          ----
INCOME (LOSS) FROM OPERATIONS                             7,622          1,881          (595)
                                                         ------         ------          ----
OTHER (EXPENSE) INCOME:
  Interest expense                                       (6,740)        (7,687)       (3,717)
  Interest income                                            99            318           567
  Interest capitalized                                                     577         3,111
                                                         -------        -------        ------
           Total other expense                           (6,641)        (6,792)          (39)
                                                         -------        -------        ------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                          981         (4,911)         (634)

PROVISION (BENEFIT) FOR INCOME TAXES                        392         (1,965)         (160)
                                                         ------        --------       -------
NET INCOME (LOSS)                                         $ 589        $(2,946)       $ (474)
                                                         ======        ========       =======

See notes to financial statements.


RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

STATEMENTS OF STOCKHOLDERS EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(In Thousands, Except Share Amounts)
----------------------------------------------------------------------------------------------------


                                                          Additional
                                    Common Stock            Paid-in     Accumulated
                                 Shares       Amount        Capital       Deficit        Total

BALANCE, JANUARY 1, 1999         1,000          $ -        $ 20,000                    $ 20,000

  Contributed capital                                         3,474                       3,474

  Net loss                                                                $ (474)          (474)
                                 -----         -----         ------       -------       -------
BALANCE, DECEMBER 31, 1999       1,000                       23,474         (474)        23,000

  Contributed capital                                         6,239                       6,239

  Net loss                                                                (2,946)        (2,946)
                                 -----         -----         ------       -------        -------
BALANCE, DECEMBER 31, 2000       1,000                       29,713       (3,420)        26,293

  Contributed capital                                         3,045                       3,045

  Net income                                                                 589            589
                                 -----         -----         ------       -------        ------
BALANCE, DECEMBER 31, 2001       1,000          $ -        $ 32,758      $(2,831)      $ 29,927
                                 =====         =====        =======       =======        ======

See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (In Thousands)
--------------------------------------------------------------------------------------------------------------------


                                                                                      Years Ended December 31,
                                                                               -------------------------------------
                                                                                   2001          2000         1999
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $ 589      $ (2,946)     $ (474)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Amortization of bond offering costs                                             562           576         338
    Depreciation and amortization                                                 3,746         2,937
    Provision for bad debts                                                         136            43
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                   (140)         (208)
      Decrease (increase) in inventories                                             86          (270)
      Decrease (increase) in prepaid expenses                                       156           230        (722)
      Increase (decrease) in accounts payable                                       (10)        3,847         487
      Increase (decrease) in accrued payroll and benefits                           468         1,070         110
      Increase (decrease) in accrued interest expense                               358           186         976
      Increase (decrease) in payable to Parent                                    2,271         1,064
      Decrease (increase) in other assets                                           (26)          371          (9)
      Decrease (increase) in deferred tax asset                                     392        (1,965)       (160)
                                                                                  -----         -----        -----
           Net cash provided by operating activities                              8,588         4,935         546
                                                                                  -----         -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                             (2,640)      (16,969)    (27,291)
  Decrease (increase) in cash and restricted and short-term investments                         7,173      (6,766)
  Decrease (increase) in short-term investments                                                 2,820      (2,820)
                                                                                 -------       ------       ------
           Net cash used in investing activities                                 (2,640)       (6,976)    (36,877)
                                                                                 -------       ------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment on long-term debt                                                      (1,778)       (1,223)         (2)
  Payments to Riviera Holdings Corporation                                                                 (6,241)
  Purchase of 13% First Mortgage Notes                                           (3,500)       (6,559)
  Proceeds from long-term borrowings net of financing costs of $0, $0, and $3,784               9,518      41,216
  Contribution of capital                                                         3,045         6,239       2,625
                                                                                  -----         -----       -----
           Net cash (used in) provided by financing activities                   (2,233)        7,975      37,598
                                                                                  -----         -----       -----
INCREASE IN CASH AND CASH EQUIVALENTS                                             3,715         5,934       1,267

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                      7,744         1,810         543
                                                                                  -----         -----       -----
CASH AND CASH EQUIVALENTS, END OF YEAR                                         $ 11,459       $ 7,744     $ 1,810
                                                                                 ======         =====       =====
INTEREST PAID                                                                   $ 6,382       $ 6,714     $ 2,403
                                                                                 ======         =====       =====
INCOME TAXES PAID                                                                               $ 110
                                                                                                =====
SUPPLEMENTAL DISCLOSURE OF NONCASH INFORMATION:
  Property acquired using special improvement district bonds                      $ 454                      $ 97
                                                                                  =====                      ====
  Property and equipment purchased using accounts payable                          $ 90         $ 304     $ 2,566
                                                                                  =====         =====       =====
  Capitalized interest, other                                                                   $ 577     $ 2,262
                                                                                                =====       =====
  Property acquired with debt                                                                                $ 29
                                                                                                             ====
  Capitalized interest contributed by Riviera Holdings Corporation                                          $ 849
                                                                                                             ====

See notes to financial statements.

RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Presentation - On August 18, 1997 (date of inception), Riviera Black Hawk, Inc. (the "Company") was formed. The Company is a wholly owned subsidiary of Riviera Holdings Corporation (the "Parent"). The Company owns a casino and entertainment complex in Black Hawk, Colorado. The Company was in the development stage at December 31, 1999 and commenced its principal operations on February 4, 2000. The Company began construction on this casino in Black Hawk, Colorado, on a site that was purchased for $15.1 million in August 1997. There was no statement of operations activity for the year ended December 31, 1999, as the Company was in the development stage and had no operating results for that period.

      Cash and Cash Equivalents and Short-Term Investments - All highly liquid investment securities with a maturity of three months or less when acquired are considered to be cash equivalents. The Company accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities.

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

      Management determines the appropriate classification of its investment securities at the time of purchase, including the determination as to restricted versus nonrestricted assets, and re-evaluates such determination at each balance sheet date. Held-to-maturity securities are required to be carried at amortized cost. At December 31, 2001 and 2000, securities classified as held to maturity comprised debt securities issued by the U.S. Treasury and other U.S. government agencies and corporations, and repurchase agreements, with an amortized cost of $4.3 million and $2.8 million, respectively, maturing in 12 months or less.

      Inventories - Inventories consist primarily of food, beverage, gift, and promotional inventories and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      Property and Equipment - Property and equipment are stated at cost, and capitalized lease assets are stated at the present value of future minimum lease payments at the date of lease inception. Interest incurred during construction of new facilities or major additions to facilities is capitalized and amortized over the life of the asset. Depreciation is computed, upon the commencement of gaming operations, using the straight-line method over the shorter of the estimated useful lives or lease terms, if applicable, of the related assets, which range from 5 years for certain gaming equipment to 40 years for buildings. The costs of normal maintenance and repairs are charged to expense as incurred. Gains or losses on disposals are recognized as incurred.

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

      Restricted Cash and Short-Term Investments - Amounts related to the Riviera Black Hawk Casino project in Black Hawk, Colorado, were restricted in use to that project or for the related 13% First Mortgage Notes interest payments.

      Fair Value Disclosure as of December 31, 2001 and 2000:

         Cash   and  Cash   Equivalents,   Short-Term   Investments   (including
         restricted), and Accounts Payable and Accrued Expenses - The carrying value of these items is a reasonable estimate of their fair value.

         Long-Term Debt - The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Based on the borrowing rates currently available to the Company for debt with similar terms and average maturities, the estimated fair value of long-term debt is approximately $42,723,000 and $47,547,000 in 2001 and 2000, respectively.

      Revenue Recognition:

         Casino Revenue - The Company recognizes, as gross revenue, the net win from gaming activities, which is the difference between gaming wins after deducting losses and loyalty club points and incentive coupon payments paid in cash.

         Food and Beverage Revenue and Entertainment Revenue - The Company recognizes food and beverage and entertainment revenue at the time that goods or services are provided.

      Promotional Allowances - Revenues include the estimated retail value of food and beverage and entertainment provided to customers on a complimentary basis. Such amounts are then deducted as promotional allowance. The estimated cost of providing these promotional allowances charged to the casino department was $3,575,000 and $2,639,000 in 2001 and 2000, respectively.

      Preopening Costs - The Company recognizes preopening costs when incurred.

      Federal and State Income Taxes - The Company and its subsidiaries file a consolidated federal tax return. The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes.

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

      Recently Adopted Accounting Standards - The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivatives, which is effective for fiscal years beginning after June 15, 2000. This statement defines derivatives and requires qualitative disclosure of certain financial and descriptive information about a company's derivatives. The Company adopted SFAS No. 133 in the quarter ended March 31, 2001. The adoption of SFAS No. 133 had no impact on the Company or the Company's consolidated financial statements.

      The Emerging Issues Task Force ("EITF") of the American Institute of Certified Public Accountants issued EITF No. 00-22, Accounting for `Points' and Certain Other Timed-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future, on January 18, 2001. EITF No. 00-22 concluded that when a company or vendor offers to a customer (a) free or discounted products or services that will be delivered (either by the vendor or by another unrelated entity) at a future date (1) as a result of a single revenue transaction with the customer or (2) only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period and (b) a rebate or refund of a determinable cash amount only if the customer completes a specified cumulative level of revenue transactions with the vendor or remains a customer of the vendor for a specified time period, such rebates should be reported as a reduction of revenues. EITF No. 00-22 was required to be adopted by the Company during the first quarter of 2001. As a result of adopting EITF No. 00-22, the Company reclassified approximately $2.6 million of such "Points" from casino operating expense to net against casino revenues for the year ended December 31, 2000.

      The EITF of the American Institute of Certified Public Accountants issued EITF No. 00-14, Accounting for Certain Sales Incentives, on April 18, 2001. EITF No. 00-14 concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates and free products or services, such sales incentives should be reported as a reduction of revenues. EITF No. 00-14 concluded that when a company or vendor offers its customers sales incentives including discounts, coupons, rebates, and free products or services, such sales incentives should be reported as a reduction of revenues. EITF No. 00-14 is required to be adopted by the Company during the first quarter of 2002. Early adoption is permitted. The Company chose to adopt EITF No. 00-14 in the first quarter of 2001. As a result of adopting EITF 00-14, the Company reclassified approximately $1.9 million of such sales incentive offers "Cash Vouchers" from Casino operating expense to net against casino revenues for the year ended December 31, 2000.

      Recent Issued Accounting Standards -In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill, and identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of adopting SFAS No. 142 on its financial position and results of operations.

      In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and/or the normal operation of long-lived asset, except for certain obligations of lessees. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently assessing but has not yet determined the impact of adopting SFAS No. 143 on its financial position and results of operations.

      In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for the
      Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Board No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and for the interim period within those fiscal years. The Company is currently assessing but has not yet determined the impact of adopting SFAS No. 144 on its financial position and results of operations.

      Reclassifications - Certain amounts in prior years have been reclassified to conform with the current year presentation. Such reclassifications have no effect on net income.

2.    RELATED-PARTY TRANSACTIONS

      The Company was formed by Riviera Holdings Corporation to develop and operate a casino in Black Hawk, Colorado. In 1997, Rivera Holdings Corporation contributed capital of $16.6 million to the Company, which was used to purchase the land for the casino site. During 1999 and 2000, Riviera Holdings Corporation has made additional capital contributions to the Company consisting of cash of $1.4 million and $2.6 million, respectively, and allocated capitalized interest expense of $2.0 million and $0.8 million, respectively. In 2001, Riviera Holdings Corporation contributed an additional $3.0 million in cash to the Company, which was used to buy back Company debt.

      At December 31, 1998, the Company owed approximately $6.2 million to Riviera Holdings Corporation, representing advances made by Riviera Holdings Corporation for costs related to the development of the Riviera Black Hawk Casino. The advances were repaid from the proceeds of the $45 million bond offering discussed in Note 5.

      The Company has a management agreement (the "Management Agreement") with Riviera Gaming Management of Colorado, Inc. (the "Manager"), an indirect wholly owned subsidiary of Riviera Holdings Corporation, to manage the Company for a fee. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on one percent of net gaming revenues (gross gaming revenues less complimentaries) and is payable quarterly in arrears. The performance fee is based on the following percentages of EBITDA (earnings before interest, taxes, depreciation, and amortization, whose components are based on accounting principles generally accepted in the United States of America): (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarter's EBITDA, paid in quarterly installments subject to year-end adjustment. The management fee began on February 4, 2000, the opening date of the Riviera Black Hawk Casino. At December 31, 2001 and 2000, the Company had $2,031,712 and $557,000, respectively, in management fee and interest payable under this contract, which is included in payable to Parent.

      Charges for the cost of labor, goods, and services provided by Riviera Operating Corporation and the related interest totaling approximately $1,303,424 and $507,000 were payable at December 31, 2001 and 2000, respectively, and included in payable to Parent.

      If there is any default under the Management Agreement, the Manager will not be entitled to receive management fees, but the Manager will still be entitled to intercompany service fees billed at cost.

3.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at December 31 (amounts in thousands):

                                                     2001          2000

       Land and improvements                       $16,204       $15,792
       Buildings and improvements                   43,758        43,752
       Equipment, furniture, and fixtures           14,270        11,898
                                                    ------        ------
       Total property and equipment                 74,232        71,442
       Accumulated depreciation                     (6,683)       (2,937)
                                                    ------        ------
       Net property and equipment                  $67,549       $68,505
                                                    ======        ======

      Property under capital leases totaled $9,517,000 and $9,517,000 with accumulated amortization of $3,649,000 and $1,745,000 at December 31, 2001 and 2000, respectively.

      In 2000 and 1999, $0.6 million and $3.1 million, respectively, in interest costs were capitalized on the construction project.

4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable consist of the following at December 31 (in thousands):

                                                                   2001        2000

       Outstanding chip and token liability                       $ 40        $ 138
       Slot club liabilities                                       516          429
       Miscellaneous gaming                                        214          290
                                                                 -----        -----
       Total liabilities related to gaming activities              770          857
       Accounts payable to vendors                               1,219        1,334
       Construction payables                                                    304
       Other                                                        46           70
                                                                 -----       ------
       Total                                                    $2,035       $2,565
                                                                 =====        =====

      Accrued expenses consist of the following at December 31 (in thousands)

       Payroll, related payroll taxes, and employee benefits    $1,378       $1,036
       Incentive, retension and profit-sharing plans               270          144
       Other                                                     2,289        2,073
                                                                ------       ------
       Total                                                    $3,937       $3,253
                                                                ======       ======

5.    LONG-TERM DEBT

      Long-term debt consists of the following at December 31 (in thousands):

                                                                                     2001          2000
        13% First Mortgage Notes maturing on June 3, 2005, bearing interest, payable semiannually on November 3 and June 3 of each year;
         redeemable beginning May 1, 2002 at 106.5%; 2003 at 103.25%;
         and after 2004 at 100%                                                     $34,941       $38,441

        9% Note collateralized by vehicle, payable monthly, including interest,
         maturing through October 2004                                                    8            18

        Capitalized lease obligations (Note 6)                                        6,814         8,485

        5.5% Special Improvement District Bonds - issued by the City of
         Black Hawk, Colorado, interest and principal payable
         monthly over 10 years beginning in 2000                                        960           603
                                                                                     ------        ------
        Total long-term debt                                                         42,723        47,547
        Current maturities by terms of debt                                          (1,953)       (1,770)
                                                                                     ------        ------
        Total long-term debt, net of current portion                                $40,770       $45,777
                                                                                     ======        ======

      Maturities of long-term debt for the years ending December 31 are as follows (in thousands):

        2002                                                    $ 1,953
        2003                                                      2,148
        2004                                                      2,372
        2005                                                     35,715
        2006                                                        124
        Thereafter                                                  411
                                                               --------
        Total                                                  $ 42,723
                                                               ========

      On June 3, 1999, the Company completed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of Riviera Black Hawk Casino project in Black Hawk, Colorado. Riviera Holdings Corporation has not guaranteed the $45 million in Riviera Black Hawk, Inc. notes but has agreed to a "Keep-Well Agreement" in which Riviera Holdings Corporation would pay up to $5 million per year (or an aggregate limited to $10 million) to the Company during the first three years of the Company's operations, if (i) the $5.85 million minimum interest on such notes is not paid by the Company and/or
      (ii) the amount by which the Company's cash flow is less than $9.0 million per year. On February 14, 2001, Riviera Holdings Corporation advanced approximately $3.1 million to Riviera Black Hawk, Inc. under this agreement. No amounts were due on the Keep-Well in 2001 and, based on current operations, it is not anticipated that there will be any amounts during 2002. In addition, Riviera Holdings Corporation agreed to a "Capital Completion Commitment" of up to $10 million if the casino is not open by May 31, 2000. The opening of the casino on February 4, 2000 satisfied the capital completion commitment, which was released in August 2000. The Company registered securities identical to the 13% First Mortgage Notes under the Securities Act of 1933, as amended. On January 4, 2000, the Company completed an exchange offer for such registered securities.

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

      The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of Riviera Black Hawk, Inc. and its restricted subsidiaries, subject to certain exceptions, to: (i) incur additional indebtedness; (ii) pay dividends or other distributions and repurchase capital stock or other equity interests or subordinated indebtedness;
      (iii) enter into certain transactions with affiliates; (iv) create certain liens and sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of its capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At December 31, 2001, the Company believes that it is in compliance with the covenants.

      During 2001 and 2000, the Company purchased $3,500,000 and $6,559,000, respectively, of the 13% First Mortgage Notes on the open market at face value.

      The 5.5% Special Improvement District Bonds were issued by the City of Black Hawk, Colorado, in July 1998 for $2,940,000. The proceeds were used for road improvements and other infrastructure projects benefiting the Riviera Black Hawk Casino and another nearby casino. The projects were substantially completed in 2000 at a cost of $1,878,000, including interest and reserves. During 2001, another phase of the project was completed at a cost of $908,000. The excess proceeds have been returned to the bondholders by the City of Black Hawk, Colorado. The Company is responsible for 50 percent of the debt payable over 10 years beginning in 2000.

6.    LEASING ACTIVITIES

      The Company leases certain equipment under capital leases. These agreements have been capitalized at the present value of the future minimum lease payments at lease inception and are included in property and equipment. Management estimates that the fair market value of the property and equipment, subject to the leases, approximates the net present value of the leases.

      The following is a schedule by year of the minimum rental payments due under capital leases as of December 31, 2001 (in thousands).

        2002                                                                           $ 2,458
        2003                                                                             2,458
        2004                                                                             2,458
        2005                                                                               876
                                                                                         -----
        Total minimum lease payments                                                     8,250
        Taxes, maintenance, and insurance                                                 (216)
        Interest portion included in payments                                           (1,220)
                                                                                        -------
        Present value of net minimum lease payments (Note 5)                           $ 6,814
                                                                                        =======

      Rental expense under operating leases the years ended December 31, 2001 and 2000 was approximately $401,580 and $611,661, respectively. Such leases were year to year in nature.

7.    FEDERAL INCOME TAXES

      The Company computes deferred income taxes based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company had no operations in 1999, and accordingly, no income tax amounts are presented for that year.

      The effective income tax rates on income attributable to operations differ from the statutory federal income tax rates for the years ended December 31, 2001 and 2000, as follows (in thousands):


                                                                   2001                       2000
                                                         -----------------------  ---------------------------
                                                            Amount      Rate           Amount        Rate

       Provision (benefit) for income taxes at
       federal statutory rate                               $343       35.0 %         $(1,719)      (35.0)%
       State income taxes                                     49        5.0              (246)       (5.0)
                                                            ----       ----           --------      ------
       Provision (benefit) for income taxes                 $392       40.0 %         $(1,965)      (40.0)%
                                                            ====       ====           ========      ======

      Comparative analysis of the provision (benefit) for income taxes is as follows:

                                                                                      2001          2000

        Current                                                                    $ 1,437        $ (223)
        Deferred                                                                    (1,045)       (1,742)
                                                                                     ------        ------
        Total                                                                        $ 392       $(1,965)
                                                                                     ======       =======

      The tax effects of the items composing the Company's net deferred tax asset consist of the following at December 31 (in thousands):

                                                                                    2001          2000

        Deferred tax asset -
        Net operating loss carryforward                                            $ 1,733       $2,125
                                                                                   -------       ------
        Net deferred tax asset                                                     $ 1,733       $2,125
                                                                                   =======       ======

8.    COMMITMENTS AND CONTINGENCES

      Legal Proceedings - Riviera Black Hawk, Inc. may be a party to several routine lawsuits both as plaintiff and as defendant arising from the normal operations of a casino. Management does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on the financial position or results of operations.

                                              ******


RIVIERA BLACK HAWK, INC.
(A Wholly Owned Subsidiary of Riviera Holdings Corporation)

UNAUDITED QUARTERLY INFORMATION (1)
(Amounts in Thousands, Except Per Share Data)
------------------------------------------------------------------------------------------------------------------------


                                                March 31       June 30       September 30     December 31

Year Ended December 31, 2001:
  Operating revenues                            $10,970        $11,990          $13,478         $12,608
  Operating income                                1,336          1,620            2,297           2,369
  (Loss) income before income taxes                (390)           (75)             701             745
  Net (loss) income                                (268)           (11)             421             447

Year Ended December 31, 2000:
  Operating revenues                            $ 7,603        $ 8,573          $ 9,494         $ 9,591
  Operating income (loss)                         1,152           (102)              54             777
  Income (loss) before income taxes                 154         (2,277)          (1,590)         (1,198)
  Net income (loss)                                  76         (1,350)            (954)           (718)

(1) The common stock of the Company is not publicly traded; therefore, no earnings per share data are presented.



(17179)