Form 10-Q
period 2002-03-31
RIVIERA BLACK HAWK INC
filed 2002-05-14
CIK 1089508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

Mark One
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2002
                               ---------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934

For the transition period from________ to ________


                               Commission file number  333-8163
                                   ---------------------------

                Riviera Black Hawk, Inc.
-------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

     Colorado                                            86-0886265
-------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

2901 Las Vegas Boulevard South, Las Vegas, Nevada                       89109
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number,
including area code                       (702) 794-9527
------------------------------------------------------------------------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ------- No -----


              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE LAST FIVE YEARS

     Indicate by check mark whether the Registrant has filed all documentation and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ---- No -------

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.


         The Registrant's Common Stock is owned 100% indirectly by its ultimate parent Riviera Holdings Corporation, a reporting company. As of April 30, 2002, the number of outstanding shares of the Registrant's Common Stock was 1,000.



                            Riviera Black Hawk, Inc.

INDEX

                                                                                    Page
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Independent Accountants' Report                                                        2

Condensed Balance Sheets at (Unaudited) March 31, 2002 and
December 31, 2001                                                                      3

Condensed Statements of Operations (Unaudited) for the
Three Months ended March 31, 2002 and 2001                                             4

Condensed Statements of Cash Flows (Unaudited) for the
Three Months ended  March 31, 2002 and 2001                                            5

Notes to Condensed Financial Statements (Unaudited)                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                9

Item 3.  Quantitative and Qualitative Disclosure About Market Risk                    12


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                             14

Signature Page                                                                        15



INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Riviera Black Hawk, Inc.

We have reviewed the accompanying condensed balance sheet of Riviera Black Hawk, Inc., (the "Company") as of March 31, 2002, and the related condensed statements of operations and of cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our review, in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with generally accepted auditing standards in the United States of America, the balance sheet of Riviera Black Hawk, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 12, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

April 22, 2002
Las Vegas, Nevada



RIVIERA BLACK HAWK, INC.
BALANCE SHEETS, (Unaudited)
(In Thousands, except share amounts)
-----------------------------------------------------------------------------   ---------------------
                                                            March 31,               December 31,
                                                               2002                     2001
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                         $13,249                 $11,459
   Accounts receivable , net                                             133                     169
   Inventories                                                           193                     184
   Prepaid expenses and other assets                                     423                     409
                                                      -----------------------   ---------------------
       Total current assets                                           13,998                  12,221


PROPERTY AND EQUIPMENT, NET                                           66,849                  67,549

DEFERRED FINANCING COSTS                                               1,789                   1,930

OTHER ASSETS, Net                                                         44                      44

DEFERRED INCOME TAXES                                                  1,733                   1,733
                                                      -----------------------   ---------------------

TOTAL                                                                $84,413                 $83,477
                                                      =======================   =====================


LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                  $2,001                  $1,953
   Accounts payable                                                    1,978                   2,035
   Accrued interest                                                    2,756                   1,520
   Accrued other expenses                                              3,818                   3,937
   Payable to Parent                                                   3,928                   3,335
                                                      -----------------------   ---------------------
     Total current liabilities                                        14,481                  12,780
                                                      -----------------------   ---------------------



LONG-TERM DEBT, NET OF CURRENT PORTION                                40,226                  40,770
                                                      -----------------------   ---------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY:
Common stock ($.001 par value; 10,000 shares
     authorized; 1,000 shares issued and outstanding)
   Additional paid-in capital                                         32,758                  32,758
   Accumulated deficit                                                (3,052)                 (2,831)
                                                      -----------------------   ---------------------
      Total stockholder's equity                                      29,706                  29,927
                                                      -----------------------   ---------------------
TOTAL                                                                $84,413                 $83,477
                                                      =======================   =====================
See notes to condensed  financial statements



RIVIERA BLACK HAWK, INC.
STATEMENTS OF OPERATIONS (Unaudited)
(In thousands)
                                                                           Three Months Ended
                                                                                March 31,
                                                                        2002                 2001
REVENUES:
  Casino                                                              $11,216              $10,523
  Food and beverage                                                     1,681                1,142
  Entertainment                                                            55                   22
  Other                                                                   105                  109
                                                            ------------------   ------------------
            Total revenues                                             13,057               11,796
   Less promotional allowances                                          1,268                  826
                                                            ------------------   ------------------
            Net revenues                                               11,789               10,970
                                                            ------------------   ------------------

COSTS AND EXPENSES:
 Direct costs and expenses of operating departments:
    Casino                                                              5,544                5,327
    Food and beverage                                                     460                  320
    Entertainment                                                           2                   15
    Other                                                                   0                    2
Other operating expenses:
    General and administrative                                          2,837                2,763
    Management fees to parent                                             359                  324
    Depreciation and amortization                                       1,159                  883
                                                            ------------------   ------------------
            Total costs and expenses                                   10,361                9,634
                                                            ------------------   ------------------

INCOME FROM OPERATIONS                                                  1,428                1,336
                                                            ------------------   ------------------

OTHER (EXPENSE) INCOME
Interest expense                                                       (1,664)              (1,758)
Interest income                                                            16                   32

                                                            ------------------   ------------------
     Total other expense                                               (1,648)              (1,726)
                                                            ------------------   ------------------


INCOME (LOSS) BEFORE PROVISION (BENEFIT)  FOR INCOME TAXES               (220)                (390)

PROVISION (BENEFIT)  FOR INCOME TAXES (INCLUDING                            0                 (122)
                                                            ------------------   ------------------
   COLORADO STATE INCOME TAX)

NET INCOME (LOSS)                                                       ($220)               ($268)
                                                            ==================   ==================

See notes to condensed financial statements

RIVIERA BLACK HAWK, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)
                                                                           Three Months Ended     Three Months Ended
                                                                             March 31, 2002         March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                              ($220)               ($268)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                               1,159                  883
    Provision for bad debts                                                        54                    5
    Interest expense                                                            1,664                1,758
    Interest paid                                                                (200)                (265)
    Changes in operating assets and liabilities:
      Decrease (increase) in accounts receivable                                  (18)                 (30)
      Decrease (increase) in inventories                                           (9)                 (66)
      Decrease (increase) in prepaid expenses
          and other assets                                                        (14)                 406
      Increase (decrease) in accounts payable                                     119                 (485)
      Increase (decrease) in  management fees payable                             359                  324
      Increase (decrease) in accrued liabilities                                 (149)                (280)
      Increase (decrease) in deferred income taxes                                  0                 (122)
                                                                      ----------------     ----------------
       Net cash  provided by operating activities                               2,745                1,860
                                                                      ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures - Black Hawk, Colorado project                        (459)                (572)
                                                                      ----------------     ----------------

       Net cash used in  investing activities                                    (459)                (572)
                                                                      ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Payments on long-term borrowings                                           (496)                (433)
      Purchases of 1st Mortgage Notes - Black Hawk                                  0                3,045
      Additional paid in capital                                                    0               (2,500)
                                                                      ----------------     ----------------
        Net cash  provided by  financing activities                              (496)                 112
                                                                      ----------------     ----------------

INCREASE  IN CASH AND CASH EQUIVALENTS                                          1,790                1,400

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 11,459                7,744
                                                                      ----------------     ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $13,249               $9,144
                                                                      ================     ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

   Property acquired with debt and acccounts payable                               $0                   $4
                                                                      ================     ================


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

Principles of Presentation

The financial information at March 31, 2002, and for each of the three months ended March 31, 2002 and 2001 is unaudited. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that will be achieved for the entire year.

These financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10K.

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

Recently Issued Accounting Standards

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective January 1, 2002. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, SFAS No. 142 includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. As of March 31, 2002 the Company has determined that it has no intangible assets or goodwill recorded on its balance sheet, however the Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

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

Recently Adopted Accounting Pronouncements

         In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Bulletin Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The Company has determined that the implementation of SFAS No. 144 had no effect on its financial position and results of operations upon implementation.

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB

Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meet criteria for classification as an extraordinary item. SFAS No. 145 is effective for the Company beginning January 1, 2003, but the Company may adopt the provisions of SFAS No. 145 prior to this date. The Company has net yet evaluated the impact from SFAS No. 145 on its financial position and results of operations.

2. LONG TERM DEBT AND COMMITMENTS

On June 3, 1999, the Company closed a $45 million private placement of 13% First Mortgage Notes. The net proceeds of the placement were used to fund the completion of RBH's casino project in Black Hawk, Colorado. The indirect parent of RBH, Riviera Holdings Corporation, has not guaranteed the $45 million RBH Notes, but has agreed to a "Keep Well" of $5 million per year (or an aggregate limited to $10 million) for the first 3 years of RBH operations to cover if (i) the $5.85 million interest on such Notes is not paid by RBH and (ii) the amount by which RBH cash flow is less than $9.0 million as follows:

Operating Period #1    April 1, 2000-December 31, 2000     $6.75  Million
Operating Period #2    January 1, 2001-December 31, 2001   $9.0 Million
Operating Period #3    January 1, 2002-December  31, 2002  $9.0 Million
Operating Period #4    January 1, 2003-March 31, 2003      $2.25 Million

On February 14, 2001, the Company contributed approximately $3.0 million to RBH under this agreement for the Operating Period No. 1. The amount has been shown as additional Paid in Capital. Management believes that the first quarter 2002 results indicate there will be no Keep Well amounts due in 2002.

The notes were issued at a cost in the amount of $3.5 million. The deferred financing costs, included in other assets, are being amortized over the life of the notes on a straight-line basis which approximates the effective interest method.

The 13% First Mortgage Note Indenture provides that the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to repurchase the principal amount of the 13% Notes without a refinancing. The Board of Directors has authorized management to repurchase a portion of the 13% Notes on the open market or in negotiated transactions from time to time under the Permitted Investments provisions of the indenture.

The 13% First Mortgage Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to: (1) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness, (iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At March 31, 2002, the Company believes that it is in compliance with the covenants.

Certain covenants of Riviera Holdings Corporation 10% Notes have caused the assets of RBH to become secondary collateral for such 10% Notes in March of 2002.

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

MANAGEMENT AGREEMENTS

RBH has entered into a management agreement (the RBH Management Agreement) with Riviera Gaming Management of Colorado, Inc. (the Manager), a wholly owned subsidiary of Riviera Holdings Corporation, which, in exchange for a fee, manages RBH. The management fee consists of a revenue fee and a performance fee. The revenue fee is based on 1 percent of net revenues (gross revenue less complimentaries) and is paid quarterly in arrears. The performance fee is based on the following percentages of EBITDA, whose components are based on generally accepted accounting principles: (1) 10 percent of EBITDA from $5 million to $10 million, (2) 15 percent of EBITDA from $10 million to $15 million, and (3) 20 percent of EBITDA in excess of $15 million. The performance fee is based on the preceding quarterly installments subject to year-end adjustment. The management fee began as of February 4, 2000, the date of the opening of the Riviera Black Hawk Casino. If there is any default under the RBH Management Agreement, the Manager will not be entitled to receive management fees but will still be entitled to inter-company service fees. At March 31, 2002, RBH had accrued but not paid, and the Manager had recognized management fees of $2.3 million of which $359,000 are for the three months ended March 31, 2002 and $324,000 are for the three months ended March 31, 2001. These management fees are eliminated in consolidation on the indirect parent's financial statements which are filed seperately with the Security Exchange Commission.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001.

Revenues

         Net revenues increased by approximately $819,000, or 7.5%, from $11 million in 2001 to $11.8 million in 2002. Casino revenues increased $693,000, or

6.6%, from $10.5 million in 2001 and $11.2 million in 2002 . Gaming revenues in the Black Hawk market grew by a healthy 15.7% in the first quarter of 2002 compared to the first quarter of 2001, more than offsetting the 12% increase in gaming devices as a result of the opening of the Hyatt Casino in December, 2001. This continues a historical trend of growth for the Black Hawk market as new casinos offering a variety of new amenities have expanded the market's appeal to a broader base of customers.

         Food and beverage revenues were approximately $1.7 million in 2002, of which $1.2 million was complimentary (promotional allowance). Riviera Black Hawk continues to refine its marketing efforts by constantly measuring the success rates of its programs, while monitoring the offerings of competitors. The operation is attempting to strike a balance between player incentives, gaming product, food offerings and entertainment as its primary marketing programs.

Income from Operations

         Income from operations in Black Hawk, Colorado increased $92,000, or 6.9%, from $1.3 million in 2001 to $1.4 million in 2002 due to increased revenues as a result of refining our direct marketing and promotional programs for the casino in the first quarter of 2002.

EBITDA

           Riviera Black Hawk EBITDA, as defined, increased $403,000, or 15.8%, from $2.5 million in 2001 to $2.9 million in 2002. EBITDA margin for the first quarter increased to 25% from 23% in the same quarter of the prior year.

Liquidity and Capital Resources

At March 31, 2002, the RBH had cash and cash equivalents of $13.2 million. The Company had net shareholders equity of $29.7 million.

The Company's net cash provided by operating activities was approximately $2.7 million for the period ending March 31, 2002. Management believes that the $13.2 million in cash and cash equivalents and the cash provided by operating activities will be sufficient to cover the Company's budgeted capital expenditures of $2.0 million for 2002.

Cash flow from operations may not be sufficient to pay 100% of the principal of the 13% Notes at maturity on May 1, 2005. Accordingly, the ability of the Company to repay the 13% Notes at maturity will be dependent upon its ability to refinance those notes. There can be no assurance that the Company will be able to refinance the principal amount of the 13% Notes at maturity. Prior to May 1, 2001, the Company was able to redeem up to 35% of the aggregate principal amount of the 13% notes issued under the indenture at a redemption price of 113% of the principal amount. On or after May 1, 2002, the Company may redeem all or a part of the notes at premiums beginning at 106.5% and declining each subsequent year to par in 2004.

The 13% Note Indenture provides that, in certain circumstances, the Company must offer to repurchase the 13% Notes upon the occurrence of a change of control or certain other events. In the event of such mandatory redemption or repurchase prior to maturity, the Company would be unable to repurchase the principal amount of the 13% Notes without a refinancing.

The 13% Note Indenture contains certain covenants, which limit the ability of the Company and its restricted subsidiaries, subject to certain exceptions, to:
(i) incur additional indebtedness; (ii) pay dividends or other distributions, repurchase capital stock or other equity interests or subordinated indebtedness;
(iii) enter into certain transactions with affiliates; (iv) create certain liens; sell certain assets; and (v) enter into certain mergers and consolidations. As a result of these restrictions, the ability of the Company to incur additional indebtedness to fund operations or to make capital expenditures is limited. In the event that cash flow from operations is insufficient to cover cash requirements, the Company would be required to curtail or defer certain of their capital expenditure programs under these circumstances, which could have an adverse effect on the Company's operations. At March 31, 2002, the Company believes that it is in compliance with the covenants.

Critical Accounting Policies

A description of our critical  accounting policies and estimates can be found in
Item 7 of our 2001 Form 10-K and for a more extensive discussion of our accounting policies, see Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements in our 2001 Form 10-K filed on March 27, 2002.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We invest our cash and cash equivalents in U.S. Treasury Bills with maturities of 60 days or less.

As of March 31, 2002, we had $42.2 million in borrowings. The borrowings include $35 million remaining in bonds maturing in 2005. Interest under the bonds is based on a rate of 13% excluding contingent interest. Also included is $912,000 in a special improvement district bond offering with Black Hawk, Colorado. The Company's share of the debt on the Special Improvement District bonds is payable over ten years through December of 2009. The Special Improvement District bonds bear interest at 5.5%. Other borrowings include a vehicle loan of $20,000 maturing in 2004 with an interest rate of 9.0% and capital leases in the amount of $8.1 million at a weighted average interest rate of 10.8% payable over sixty months.

Interest Rate Sensitivity
Principal (in 000's) (Notational Amount by Expected Maturity)
Average Interest Rate

                                                                                                      Fair Value
                                  2002      2003     2004     2005      2006    Thereafter    Total   at 3/31/02


Long Term Debt Including Current Portion

Equipment loans
Black Hawk, Colorado                  $ 6                                                         $ 6         $ 6

Average interest rate               11.2%

Capital leases
 Black Hawk, Colorado             $ 1,402   $2,045   $2,263     $ 658                          $6,368     $ 6,368

Average interest rate               10.8%    10.8%    10.8%     10.8%

Special Improvement District Bonds
 Black Hawk, Colorado                $ 49    $ 103    $ 109     $ 116     $ 124       $ 411     $ 912       $ 912

Average interest rate                5.5%     5.5%     5.5%      5.5%      5.5%        5.5%


 13% First Mortgage Note
Black Hawk, Colorado casino
project                                                       $34,941                         $34,941    $ 34,941

Average interest rate                                           13.0%




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

Part II.  OTHER INFORMATION

Legal Proceedings

The Company is a party to several routine lawsuits, both as plaintiff and as defendant, arising from the normal operations of a hotel. The Company does not believe that the outcome of such litigation, in the aggregate, will have a material adverse effect on its financial position or results of its operations.

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

                                      Date: May 14, 2002